Form 10-K
period 2010-12-31
COVENANT BANCSHARES, INC.
filed 2012-05-30
CIK 1488591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________.

Commission file number:  000-53989

COVENANT BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Illinois	80-0092089
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
7306 West Madison Street, Forest Park, Illinois	60130
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(773) 533-5208

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common stock, par value of $4.50 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
           Yes  ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
           Yes  ☐     No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days          Yes  ☐     No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted to its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)          Yes  ☐     No  ☐

Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K      ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).          Yes  ☐     No  ☒

No active trading market exists for the Company’s common stock.  There is no public market for the Company’s common stock, nor is one likely to develop or exist in the immediate future.  The Company has no present plan to list or qualify its common stock on any securities exchange.  Although the Company has knowledge of a recent sale on March 27, 2012 of 50 shares of its common stock at $10.00 per share, no assurances can be made that its shares could be sold at such price in the future, if at all.  Given subsequent events, including but not limited to, the Company's subsidiary bank being designated as adequately capitalized for the quarter ended June 30, 2011 and undercapitalized as of March 31, 2012, the Company can give no assurances that its shares of common stock could be sold at such prices.

As of April 6, 2012, there was issued and outstanding 765,427 shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

  i

PART I

Item 1.                 Business.

Forward-Looking Statements

This Annual Report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended.  These statements are not historical facts but instead represent only management’s beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside our control.  Although the Company believes the expectations reflected in any forward-looking statements are reasonable, it is possible that actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in such statements.  In some cases, these statements can be identified by forward-looking words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” and the negative of these terms and other comparable terminology.  These forward-looking statements include statements relating to projected growth, anticipated future financial performance and management’s long-term performance goals.  Forward-looking statements also include statements that anticipate the effects on the Company’s financial condition and results of operations from expected developments or events, such as the implementation of internal and external business and growth plans and strategies.

These forward-looking statements are subject to significant risks, assumptions and uncertainties, and they could be affected by many factors.  Factors that could have a material adverse effect on financial condition, results of operations and future prospects include, but are not limited to:

•	uncertainties about our ability to continue as a going concern;

•	the ability to develop and implement a capital plan that satisfies its obligations under the Consent Order with the FDIC and IDFPR;

•	ability to adequately address articles of the Consent Order;

•	the ability to satisfy the standards necessary to be considered “well capitalized” under the elevated standards contained in the Consent Order;

•	the success of the “turnaround” plan and business strategy;

•
competitive pressures could intensify and affect our profitability, including as a result of industry consolidation, the increased availability of financial services from non-banks, technological developments and bank regulatory reform;

•	changes in economic conditions, including interest rates;

•	the sufficiency of the allowance for loan losses;

•
the failure to obtain on terms acceptable to the Company, or at all, the capital necessary to fund growth and to maintain the Company’s regulatory capital ratios, or those of the Bank, above the “well-capitalized” threshold;

•	management’s ability to manage interest rate and credit risks;

•	continuing deterioration of U.S. economic conditions;

•	legislative or regulatory changes, particularly changes in the regulation of financial services companies and/or products and services offered by financial services companies;

•	risk and other factors set forth in Item 1A of this Annual Report on Form 10-K, including the section entitled “Risk Factors” as well as subsequent periodic and current reports filed with the SEC;

•	our ability to address our own liquidity issues;

•	dilution of existing shareholders;

•	uncertainties about our ability to raise sufficient capital in a timely manner to increase Bank capital ratios;

•	changes in technology;

•	security breaches of our information system;

•	challenges relating to recruiting and retaining key employees; and

•	unprecedented volatility in the market and fluctuations in the value of our common stock.

Because of these and other uncertainties, actual future results, performance or achievements, or industry results, may be materially different from the results indicated by these forward-looking statements.  In addition, past results of operations do not necessarily indicate future results.

The reader should not place undue reliance on any forward-looking statements, which speak only as of the dates on which they were made.  The Company is not undertaking an obligation to update these forward-looking statements, even though its situation may change in the future, except as required under federal securities law.  The Company qualifies all forward-looking statements by these cautionary statements.

General

Covenant Bancshares, Inc.

Covenant Bancshares, Inc. (the “Company”) is a holding company for Covenant Bank (the “Bank” or “Covenant Bank”).  The business of Covenant Bancshares, Inc. consists of holding all of the outstanding common stock of Covenant Bank.  Covenant Bancshares, Inc. is an Illinois corporation and is registered as a bank holding company with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) pursuant to the Bank Holding Company Act of 1956, as amended.  Covenant Bancshares, Inc. has 765,427 issued and outstanding shares to the public at December 31, 2010.  At December 31, 2010, Covenant Bancshares had total consolidated assets of $68.2 million, total deposits of $62.9 million and stockholders’ equity of $3.4 million.  Our executive offices are located at 7306 West Madison Street, Forest Park, Illinois 60130, and our telephone number is (773) 533-5208.

Recent Developments

Covenant Bank is suffering from the extraordinary effects of what may ultimately be the worst economic downturn since the Great Depression.  The effects of the current environment are being felt across many industries, with financial services and residential real estate being particularly hard hit.  Covenant Bank, with a loan portfolio consisting primarily of loans secured by single family residences has seen a rapid and precipitous decline in the value of the collateral securing its loan portfolio and a sharp decrease in the Bank’s capital, and as a result, no assurances can be made about the Company’s ability to continue as a going concern.

This annual report on Form 10-K includes the Company’s audited financial statements for the year ended December 31, 2010; however, the Company’s audited financial statements for the year ended December 31, 2011 are not complete.  Accordingly, set forth below are certain unaudited financial results as of and for the year ended December 31, 2011 as compared to audited results as of and for the year ended December 31, 2010.  As of December 31, 2011, the Company’s total assets were $63.5 million as compared to $68.2 million for the year ended December 31, 2010.  Loans, net of allowance for loan losses was $43.7 million as of December 31, 2011 as compared to $52.8 million as of December 31, 2010.  Nonperforming assets, including OREO were $6.6 million as of December 31, 2011 as compared to $4.8 million as of December 31, 2010.  Net interest income was $2.4 million for the year ended December 31, 2011 as compared to $2.7 million for the year ended December 31, 2010.  Net loss for the year ended December 31, 2011 was $1.8 million as compared to a net loss of $1.1 million for the year ended December 31, 2010.

As of March 31, 2012, the Company’s total assets were $61.1 million.  Loans, net of allowance for loan losses was $41.8 million as of March 31, 2012.  Nonperforming assets, including OREO were $7.5 million as of March 31, 2012.  Net interest income was $0.5 million for the period ended March 31, 2012.  Net loss for the period ended March 31, 2012 was $0.3 million.

As previously disclosed, the Bank, the Federal Deposit Insurance Corporation (the “FDIC”) and the Illinois Department of Financial and Professional Regulation (the “IDFPR”) entered into a final joint Consent Order (the “Order”) on June 6, 2011.  The Order requires the Bank to achieve and maintain minimum regulatory capital levels in excess of the statutory minimums to be classified as well-capitalized, and require the Bank to develop a liquidity risk management and contingency funding plan.  In particular, the Order contained a requirement that the Bank to develop capital plans.  Under the Order, the Bank is prohibited from paying any dividends without, among other things, prior FDIC or IDFPR approval.

Pursuant to the Order, among other things, the Bank has agreed to achieve and maintain a Tier 1 leverage capital to total assets ratio of at least 9% and a total risk-based capital ratio of at least 13%.  As of December 31, 2011, the Bank’s Tier 1 leverage capital to total assets ratio was 4.43% as compared to 4.81% as of December 31, 2010, and the total risk-based capital ratio was 8.32% as of December 31, 2011 as compared to 9.37% as of December 31, 2010.  As of March 31, 2012, such ratios were 3.91% and 7.57%, respectively, causing the Bank to be designated as undercapitalized under the interagency capital adequacy guidelines.  These capital levels are also less than those specified in the Order, causing the Bank to be in noncompliance with the Order.

Any material failure to comply with the provisions of the Order, including a failure to achieve the capital ratios required by the Order, could result in additional enforcement actions by the FDIC as allowed by 12 U.S.C. §1818.  The continued erosion of capital at the Bank could result in the Bank being placed into FDIC receivership by its regulators, or a sale of the Company to a third party in a transaction in which the Company receives no value for its interest in the Bank.  Either of these events would be expected to result in a loss of all or a substantial portion of the value of the Company’s outstanding securities.   There can be no assurance that the Bank will be able to comply fully with the provisions of the Order, or that efforts to comply with the

Order will not have adverse effects on the results of operations and financial condition of the Company and the Bank.

The Company began active operations when it acquired its sole subsidiary, Community Bank of Lawndale, now known as Covenant Bank, on March 12, 2008.  Since 2009, the Company has issued $1,268,500 of senior convertible debt.  In 2010, $593,075 of this debt and the related accrued interest of $23,320 was converted to 75,678 shares of the Company’s common stock.  As of March 31, 2012, $675,425 of this senior convertible debt remains outstanding.  Beginning in April 2011, the Company sold shares of series A preferred stock and as of March 31, 2012, $575,000 was issued and outstanding.  Most of the proceeds from the issuance of these securities was injected into the Bank in order to increase its capital position.  Since beginning operations with the purchase of the Bank in March 2008, the Company has accumulated approximately $6.2 million in net losses through March 31, 2012.  To the extent that the current conditions in the housing market and the general economy continue or worsen, the Company believes that the level of problem assets and losses is likely to increase, which could result in Covenant Bank being placed into receivership.  Because the Bank is the only asset of the Company, such an occurrence could render the securities of the Company worthless.

In addition to the Company’s financial challenges, its management and Board of Directors has changed since December 2010.  In December, 2010, John Sorensen, the President and CEO of the Company and Senior Loan Officer of Covenant Bank, resigned to pursue other opportunities.  Dr. William (Bill) Winston, the Chairman of the Board of Directors of the Company served as interim CEO of the Bank from December 2010 until January 3, 2012 when Belinda Whitfield, a Director of the Company and the Bank was appointed by the Board of Directors to act as the Bank’s interim President and CEO until a permanent CEO can be hired.  It should be noted that Belinda Whitfield’s role is subject to review by the FDIC on June 30, 2012.  Addie Husbands, a director of the Company and the Bank since September 2010, resigned from the both Boards on February 29, 2012.

Because the Bank’s loan portfolio is concentrated in loans secured by single family rental property loans, the Bank’s asset quality is significantly impacted by the continued weakening of the housing market and the general economy.  This has contributed to increased levels of nonperforming assets, charge-offs, and credit loss reserves.  As a result, the Company reported a net loss of $1.1 million for the year ended December 31, 2010, compared to a net loss of $1.8 million for the year ended December 31, 2009 and a net loss of $1.2 million for the period from inception, March 12, 2008, to December 31, 2008.

In summary, we are experiencing significant loan quality issues.  The impact of the downturn of the economy in the U.S. as well as in the communities we serve is having far-reaching consequences making it difficult to assess when the operating environment for the Bank will improve, if at all.  The Bank’s loan portfolio continues to deteriorate, resulting in significant loan losses.  These loan losses have caused capital levels to decline sharply.  The Bank’s capital may not be sufficient to offset future losses.  As a result, no assurances can be made about the Company’s continued viability.

Covenant Bank

The Bank was established in 1977 and has its headquarters in the west-side Chicago neighborhood of North Lawndale.  The Bank also leases property at 7306 W. Madison Street, Forest Park, Illinois 60130.  As of December 31, 2010, the Bank had 28 full-time equivalent employees.  The total assets of the Bank were approximately $68.3 million and $71.6 million as of December 31, 2010 and 2009, respectively.

The Company’s mission is to promote economic development and opportunity in the communities the Bank serves by offering high-quality financial products and services.  The Company considers the greater Chicago, Illinois metropolitan area as its primary market area, although, most of the Bank’s customers reside in the west-side Chicago neighborhood of North Lawndale, and focuses its business on serving minority populations and those who have not traditionally had relationships with financial institutions.  As minority-owned institutions, the Bank and the Company are designated by the

U.S. Treasury as community development financial institutions and anticipate maintaining these designations.  Because of its designation as a community development financial institution, the Bank may earn Bank Enterprise Awards for lending activity in economically distressed communities.  The Company earned $430,000 in awards during 2009, based on 2008 activity, and was awarded $600,000 in 2010 based on 2009 lending activity.  The Bank has also applied to the U.S. Treasury for additional grants to increase lending to businesses and homeowners in these economically distressed communities.

Our primary business activity is the origination of one- to four family and multi-family real estate loans (both owner occupied and non-owner occupied investment properties).  To a lesser extent, we originate business loans.  We also invest in securities, primarily United States Government Agency securities and mortgage-backed securities.  Since the purchase of Community Bank of Lawndale, we have utilized wholesale funding sources to help fund our operations.  During the year ended December 31, 2010, the Company’s goal was to reduce losses and the volume of problem loans, and concentrate on operations and maintain our market share.  During 2010, we reduced the dollar size of loans and restricted multiple credits to individual borrowers.  We believe that these measures will improve the credit quality of the Bank’s portfolio.

Employees

As of December 31, 2010, the Company and its subsidiary had 26 full-time employees and 3 part-time employees, which together equate to 28 full-time-equivalent employees.  None of the employees are represented by a collective bargaining group.

Business Strategy

The immediate strategy of the Bank is to stabilize its condition by focusing on the collection of the Bank’s problem loans.  In addition, the Bank has sought to control expenses.

The Company’s longer term business strategy is to operate a well-capitalized and profitable community bank while promoting economic development and opportunity in the community.  After the initial acquisition of the Community Bank of Lawndale, a management team was established to execute the Company’s long-term business strategy.  To provide a stream of income, the Company purchased seasoned loans from other financial institutions, and funded the purchase of these loans with brokered deposits.  The following are the key aspects of the Company’s business strategy.

Core Lending Strategy.  The Company, through its officers and staff, works to attract core deposits from local markets by offering competitive rate and fee structures and a high level of service and by marketing the Bank to consumers through multiple channels.  The Bank has maintained a strong presence in its immediate West Side Chicago community, with a deposit share of over 75%.  The Bank also maintains a loan production office in Forest Park, Illinois.

The Company’s lending philosophy is to provide a full-service lending and deposit relationship to each customer.  Part of the lending focus is on small- to medium-sized, owner-operated businesses.  After entering into a lending relationship, the Company seeks to expand the relationship through extensive cross-selling efforts to the business owners, their families, associates and employees, including special loan programs, direct payroll deposits, special deposit packages and customized service programs.

Since the acquisition of the Bank in 2008, the Company’s New Business Development Officer and Residential Mortgage Representatives have focused marketing efforts in low- to moderate-income communities and have developed working relationships with community organizations whose missions include community development.  These community organizations include:  Chicago Community Ventures; Chicago Urban League; Community Investment Corporation; Community Reinvestment Organizing Project; Englewood Black Chamber of Commerce; Greater North West Chicago Industrial

League; Hull House-Parkway Community House; Lawndale Business Development Corporation; Lawndale Christian Development Corporation; Neighborhood Housing Services; Nobel Neighbors; North Lawndale Chamber of Commerce; West Humboldt Park Family Community Development Corporation; and Quad City Developers.  Additionally, the Board of Directors is encouraged to engage with many community groups in volunteer leadership roles in order to build awareness of the Bank.

While the Company has pursued these strategies, the nationwide economic crisis beginning in 2008 has had an impact on the credit quality of the loan portfolio.  The Company had significant loan loss provisions and non-performing assets that were the primary cause for the Company’s net loss in 2010.  In addition, in 2009 the Company determined goodwill was fully impaired, which resulted in a charge of $1,186,000. Goodwill represents the excess of cost over fair value of net assets acquired which arose in the acquisition of Community Bank of Lawndale during March 2008.  The Company believes it has identified and accounted for its problems over the past three years, and is working to position itself for improvement as the economy recovers; however, no assurances can be made that such efforts will be successful.

Operating Strategy.  The Company offers products and services, such as internet banking with bill pay, service-charge-free checking, remote deposit capture, account analysis statements, electronic bank statements, and telephone banking, similar to those offered by larger financial institutions.

The Company is geared toward building banking relationships with its customers, as opposed to processing individual transactions.  The Company focuses on attracting and retaining customers to promote cross-selling activities and to decrease acquisition costs.  As a small community bank, the Company emphasizes its service level to create an environment in which the customer is the most important element of the business.  The Company believes that a high degree of personal service is one of the important competitive advantages of smaller banks.

The Bank works closely with small businesses, including small businesses owned by African Americans, Hispanics and women.  The Bank offers complete banking services to these businesses, including start-up businesses.

The Company intends to maintain a strong commitment to community banking.  The Company has formed an advisory board, which is composed of members who are active in community development.  The Bank has worked with The Joseph Center, an affiliate of the Living Word Christian Center, which provides training for business owners and managers.  The Company has also conducted classes concerning financial literacy, home ownership, business ownership and other subjects designed to promote economic development.

Market Area

The Company is primarily focused on Chicago and western Cook County.  The Bank is located in the North Lawndale neighborhood of Chicago, Illinois, approximately six miles from the center of the Chicago business district.  The North Lawndale community encompasses an area slightly larger than 3 square miles on Chicago’s west side.  The community has seen its population drop from 125,000 in 1960 to 42,000 in 2000, with a decrease of 9,000 between 1990 and 2000, as large employers, including Sears and International Harvestor, have left the area.  As a way to diversify its loan concentration, the Bank has marketed it loan products to the whole city of Chicago.

As the Company has accumulated 76% of the local deposits according to the FDIC’s Summary of Deposits (“SOD”), the Company has looked beyond its neighborhood for funding its operations.  The Company has recently established an office of the Bank in Forest Park, Illinois.  Currently, the Forest Park office serves as a loan production office.  The Company is evaluating opening a branch at this site.

The establishment of such a branch would be subject to applications to and approvals by both the IDFPR and FDIC.

The Company’s share of the 60624 zip code market at 76% is the largest of the 5 FDIC-insured institutions located in that market.  The source of the deposit data and corresponding market shares is the FDIC SOD web link.  The SOD contains deposit data for all branches and offices of FDIC-insured institutions.  The FDIC collects deposit balances for commercial and savings banks as of June 30 of each year.

Competition

The Company does business in the highly competitive financial services industry and competes against large national banks, other commercial and community banks, savings institutions, credit unions, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating within the market.  The Company’s non-bank competitors may not be subject to the same degree of regulation as that imposed on FDIC-insured banks and Illinois-chartered banks.  As a result, such non-bank competitors may have advantages over the Bank in providing certain services.

The Company has addressed these competitive challenges through its business strategy and by maintaining an independent community bank presence with local decision-making.  Additionally, the Company and the Bank will continue to compete for qualified personnel by offering competitive levels of compensation.  The Company believes attracting and retaining high-quality employees is important in enabling the Bank to compete effectively for market share with both its large and small competitors.

Products and Services

General. The Company, through its subsidiary, conducts a full-service consumer and commercial banking business, which includes mainly deposit gathering, safekeeping and distribution; lending for commercial purposes and real estate purposes (including construction and mortgages) and consumer purposes.  These products and services are provided in the Company’s market through its main office and loan production office.

Lending Activities. The Company’s objective is to offer the commercial and residential customers in its market a variety of products and services, including a full array of loan products.  The Company’s bank subsidiary makes real estate loans (including construction and mortgage loans), commercial loans and consumer loans.  The Company strives to do business in the area served by its bank and all of the Company’s marketing efforts, and the vast majority of its loan customers are located within its existing market area.

The Bank tries to reduce its interest rate risk by making its loan portfolio more interest rate sensitive.  Accordingly, the Bank offers adjustable rate mortgage loans and short- and medium-term mortgage loans.  In addition, the Bank offers shorter-term consumer loans.  Lending activities are subject to a variety of lending limits imposed by state and federal law.  Illinois law generally requires that loans to an individual may not exceed in the aggregate 25 percent of a bank’s capital and surplus.  Federal law imposes a lower lending limit on loans to executive officers, directors, principal shareholders and the related interests of all such persons, and also requires that such loans not be preferential.

At December 31, 2010, the Company had no sub-prime or Alt-A loans.  The Company has no intention of offering sub-prime products.

The following is a discussion of each major type of lending.

Real Estate Loans. The Bank makes real estate loans for construction and mortgage purposes as more thoroughly described below.  Collectively, these loans comprise the largest category of the Company’s loans.  At December 31, 2010, the Company had approximately $53.6 in such loans, representing 98.3% of total loans.  At December 31, 2009, the Company had approximately $55.3 in such loans, representing 97.3% of total loans.

Construction Real Estate Loans.  The Bank also makes loans to finance the re-habilitation of existing residential and non-residential properties.  Construction loans generally are secured by first liens on real estate.  The Bank conducts periodic inspections, either directly or through an agent, prior to approval of periodic draws on these loans.  Construction loans involve additional risks attributable to the fact that loan funds are advanced upon the security of a project under construction, and the project is of uncertain value prior to its completion.  Due to uncertainties inherent is estimating construction costs, the market value of the completed project and the effects of governmental regulation on real property, it can be difficult to accurately evaluate the total funds required to complete a project and the related loan-to-value ratio.  As a result of these uncertainties, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan.  If a bank is forced to foreclose on a project prior to completion, there is no assurance that the bank will be able to recover all of the unpaid portion of the loan.  In addition, the bank may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminate period of time.  While the Bank has underwriting procedures designed to identify what management believes to be acceptable levels of risk in construction lending, these procedures may not prevent losses from the risks described above.

The Bank secures a valid lien on construction real estate loans and obtains a mortgage title insurance policy that insures that the property is free of encumbrances prior to the Bank lien.  The Bank requires hazard insurance, insurance bonding on a contractor, and if the property is in a flood plain as designated by FEMA or HUD, the Bank requires flood insurance.  Typically, the Company requires full investment of the borrower’s equity in construction projects prior to injecting funds.  Generally, the Bank does not allow borrowers to recoup equity from the sale proceeds of finished product (if applicable) until the Bank has recovered all funds.

Construction real estate loans have generated the following approximate dollar amounts and represented the following percentages of the Company’s consolidated revenues for the years indicated:  $197,000 or 4.2% for 2010, $171,000 or 4.1% for 2009, and less than 0.1% for 2008.  At December 31, 2010, the Company had $1.8 million in such loans, representing 3.2% of total loans.  At December 31, 2009, the Company had $3.1 million in such loans, representing 5.5% of total loans.

Residential and Commercial Real Estate Loans.  A significant portion of the Company’s lending activity consists of the origination of mortgage loans collateralized by properties located in the Company’s market area.  The Bank offers a variety of residential mortgage loan products that generally amortize over five to thirty years.  Residential loans collateralized by mortgage real estate generally have been originated in amounts of no more than 80% of the lower of cost or appraised value or the Bank requires private mortgage insurance.  The Bank has retained all of its loan origination in its portfolio.

The Bank offers a variety of commercial real estate mortgage loan products that generally are amortized up to thirty years.  The rates on these loans usually range from a daily variable rate to a fixed rate for no more than five years.  The commercial real estate mortgage loans are collateralized by owner/operator real estate mortgages, as well as investment real estate mortgages.  Loans collateralized by commercial real estate mortgages are generally originated in amounts of no more than 75% of the lower of cost or appraised value.

The Bank secures a valid lien on mortgage real estate loans and obtains a mortgage title insurance policy that insures the property is free of encumbrances prior to the Bank’s lien.  The Bank requires hazard insurance in the amount of the loan and, if the property is in a flood plain as designated by FEMA or HUD, the Bank requires flood insurance.

Residential real estate loans have generated the following approximate dollar amounts and represented the following percentages of the Company’s consolidated revenues for the years indicated:  $3.0 million or 64.4% for 2010, $2.4 million or 57.8% for 2009, and $568,000 or 29.6% for 2008.  At December 31, 2010, the Company had $43.2 million in such loans, representing 79.3% of total loans.  At December 31, 2009, the Company had $43.1 million in such loans, representing 75.9% of total loans.

Residential real estate loans are the largest loan category on the balance sheet.  Of the $43.3 million in residential real estate loans at December 31, 2010, multi-family (5 or more units) loans accounted for $17.4 million, or 40.3%, non-owner occupied 1-4 family real estate comprised $18.4 million, or 42.6%, and owner occupied 1-4 family real estate comprised $7.4 million, or 17.1%.  Of the $43.1 million in residential real estate loans at December 31, 2009, multi-family (5 or more units) loans accounted for $20.1 million, or 46.5%, non-owner occupied 1-4 family real estate comprised $14.8 million, or 34.3%, and owner occupied 1-4 family real estate comprised $8.3 million, or 19.2%.

Commercial real estate loans have generated the following approximate dollar amounts and represented the following percentages of the Company’s consolidated revenues for the years indicated:  $485,000 or 10.4% for 2010, $482,000 or 11.5% for 2009, and $24,000 or 1.3% for 2008.  At December 31, 2010, the Company had $8.6 million in such loans, representing 15.8% of total loans.  At December 31, 2009, the Company had $9.1 million in such loans, representing 16.0% of total loans.

The most significant risk concerning mortgage real estate loans is the fluctuation in market value of the real estate collateralizing the loans.  A decrease in market value of real estate securing a loan may jeopardize the Bank’s ability to recover all of the unpaid portion of the loan if the Bank is forced to foreclose.  If there were significant decreases in market value throughout the Company’s market, the Company could experience multiple losses.  While the Bank has underwriting procedures designed to identify what management believes to be acceptable lender risks in mortgage lending, these procedures may not prevent losses from the risks described above.  It is not the Company’s practice to make subprime loans.  Approximately 94.0% of all of the Company’s net charge-offs for the years 2008 through 2010 were related to loans secured by real estate.

Commercial Loans.  These loans are primarily made within the Company’s market area and are underwritten on the basis of the borrower’s ability to service the debt from income.  The Company is an approved Small Business Administration (“SBA”) 750 lender.  As a general practice, the Bank takes as collateral a lien on any available equipment, accounts receivable or other assets owned by the borrower and often obtains the personal guaranty of the borrower.  In general, these loans involve more credit risk than residential mortgage loans and commercial mortgage loans and, therefore, usually yield a higher return.  The increased risk in commercial loans is due to the type of collateral securing these loans.  The increased risk also derives from the expectation that the loan generally will be serviced principally from the operations of the business, and those operations may not be successful.  As a result of these additional complexities, variables and risks, commercial loans require more thorough underwriting and servicing than other types of loans.

Commercial loans have generated the following approximate dollar amounts and represented the following percentages of the Company’s consolidated revenues for the years indicated:  $54,000 or 1.1% for 2010, $79,000 or 1.9% for 2009, and $215,000 or 11.2% for 2008.  At December 31, 2010, the Company had $383,000 in such loans, representing 0.7% of total loans.  At December 31, 2009, the Company had $987,000 in such loans, representing 1.7% of total loans.

Consumer Loans.  The Company provides a variety of consumer loans (also referred to in this report as installment loans to individuals) including motor vehicle, personal (collateralized and non-collateralized) and deposit account collateralized loans.  The terms of these loans typically range from 12 to 72 months and vary based upon the nature of collateral and size of loan.  Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles.  In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan balance.  The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment.  In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by job loss, divorce, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws may limit the amount that can be recovered on such loans.  Approximately 6.0% of all of the Company’s net charge-offs for the years 2008 through 2010 were related to commercial loans.

Consumer loans have generated the following approximate dollar amounts and represented the following percentages of the Company’s consolidated revenues for the years indicated:  $20,000 or 0.4% for 2010, $29,000 or 0.7% for 2009, and $20,000 or 1.0% for 2008.  At December 31, 2010, the Company had $539,000 in such loans, representing 1.0 % of total loans.  At December 31, 2009, the Company had $552,000 in such loans, representing 1.0% of total loans.

Underwriting Strategy

The Company’s lending activities reflect an underwriting strategy that emphasizes asset quality and fiscal prudence in order to keep capital resources available for the most attractive lending opportunities in the Company’s market.  All loan requests are approved by the Bank’s loan committee.  The Company’s strategy for approving or disapproving loans is to follow conservative loan policies and underwriting practices, which include:

•	granting loans on a sound and collectible basis;

•	investing funds properly for the benefit of the Company’s shareholders and the protection of its depositors;

•	serving the legitimate needs of the community in the Company’s market while maintaining a balance between maximum yield and minimum risk;

•	ensuring that primary and secondary sources of repayment are adequate in relation to the amount of the loan;

•	developing and maintaining adequate diversification of the loan portfolio as a whole and of the loans within each category; and

•
ensuring that each loan is properly documented and, if appropriate, insurance coverage is adequate.  The Company’s loan review personnel and compliance officer interact on a regular basis with commercial, mortgage and consumer lenders to identify potential underwriting or technical exception variances.

In addition, the Company has placed increased emphasis on the early identification of problem loans to aggressively seek resolution of the situation and thereby keep loan losses at a minimum.

The following table sets forth the composition of the Company’s loan portfolio:

	December 31, 2010	December 31, 2009
	(in thousands)
Commercial	$383	$987
Construction	1,758	3,099
Real estate
Residential	43,259	43,178
Commercial	8,621	9,117
Consumer	539	552
Total loans	$54,560	$56,933
Net deferred loan fees	(153)	(117)
Allowance for loan losses	(1,595)	(915)
Net loans	$52,812	$55,901

The following table sets forth the dollar amount of all loans due after the dates indicated, which have fixed interest rates or floating or adjustable interest rates.

	December 31, 2010
	Fixed Rates	Floating or Adjustable Rates	Total
	(in thousands)
Commercial	$352	$31	$383
Construction	1,455	303	1,758
Real estate
Residential	31,844	11,415	43,259
Commercial	7,724	897	8,621
Consumer	518	21	539
Total loans	$42,048	$12,667	$54,560

Maturity of Loan Portfolio.  The following table presents certain information at December 31, 2010 regarding the dollar amount of loans, before net items, maturing in the portfolio based on contractual terms to maturity or scheduled amortization, however, does not include potential prepayments.  Scheduled contractual maturities of loans do not necessarily reflect the actual expected term of the loan portfolio.  The average life of mortgage loans is substantially less than their average contractual terms because of prepayments.  The average life of mortgage loans tends to increase when current mortgage loan rates are higher than rates on existing mortgage loans and, conversely, it tends to decrease when rates on current mortgage loans are lower than existing mortgage loan rates (due to prepayments as a result of the refinancing of adjustable-rate and fixed-rate loans at lower rates).  Loan balances do not include undisbursed loan proceeds or the allowance for loan losses.

	December 31, 2010
	1 Year or Less	1 to 5 Years	Over 5 Years	Total
	(in thousands)
Commercial	$303	$80	$—	$383
Construction	382	1,340	36	1,758
Real estate
Residential	21,201	17,020	5,038	43,259
Commercial	1,768	6,177	676	8,621
Consumer	362	60	117	539
Total loans	$24,016	$24,677	$5,867	$54,560

Non-Performing Loans. A loan is non-performing when it is more than ninety days past due.  Specific allocations are made for loans that are determined to be non-performing.  Loans past due less than ninety days may also be classified as non-performing when management does not expect to collect all amounts due according to the contractual terms of the loan agreement.  Specific allocations are measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses as compared to the loan carrying value.

	December 31, 2010
	Loans Delinquent For:
	60-89 Days			Over 90 Days			Total Delinquent Loans
	Total Number of Credits	Total Amount	Percent of Loan Category	Total Number of Credits	Total Amount	Percent of Loan Category	Total Number of Credits	Total Amount	Percent of Loan Category
	(dollars in thousands)
Commercial	—	$—	0%	2	$110	50%	3	$110	50%
Construction	—	—	0%	1	80	0%	1	80	0%
Real estate:
Residential	3	312	1%	15	2,226	5%	18	2,538	6%
Commercial	2	341	4%	8	2,074	24%	10	2,415	28%
Consumer	—	—	0%	—	—	0%	—	—	0%
Total loans	5	653	1%	26	4,490	8%	31	5,143	9%

	December 31, 2009
	Loans Delinquent For:
	60-89 Days			Over 90 Days			Total Delinquent Loans
	Total Number of Credits	Total Amount	Percent of Loan Category	Total Number of Credits	Total Amount	Percent of Loan Category	Total Number of Credits	Total Amount	Percent of Loan Category
	(dollars in thousands)
Commercial	—	$—	0%	1	$31	3%	1	$31	3%
Construction	—	—	0%	1	79	3%	1	79	3%
Real estate:
Residential	1	30	0%	3	1,327	3%	4	1,357	3%
Commercial	2	155	2%	7	477	5%	9	632	7%
Consumer	—	—	0%	1	2	0%	1	2	0%
Total loans	3	185	0%	13	1,916	3%	16	2,101	4%

	Non-performing loans
	December 31,
	2010	2009
	(dollars in thousands)
Commercial	$110	$31
Construction	80	79
Real estate
Residential	2,226	1,327
Commercial	2,074	477
Consumer	—	2
Total	$4,490	$1,916
Total as a percentage of total assets	6.58%	2.68%
Non-performing loans as a percentage of gross loans	8.23%	3.37%

The loan loss allowance as a percentage of nonperforming loans was 35.5% at December 31, 2010 compared to 47.8% at December 31, 2009.

Potential Problem Loans.  Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties.  Management monitors these loans closely and reviews their performance on a regular basis.

Analysis of Allowance for Loan Losses

The Company has established an allowance for loan losses to provide for those loans that may not be repaid in their entirety.  The allowance for loan losses is currently maintained at a level considered by management to be adequate to provide for probable loan losses.  The allowance is increased by provisions charged to earnings and is reduced by charge-offs, net of recoveries.  The provision for loan losses is based on management’s evaluation of the loan portfolio under current economic conditions.  Loans are charged to the allowance for loan losses when, and to the extent, they are deemed by management to be uncollectible.  The allowance for loan losses is composed of allocations for specific loans and a general reserve for all other loans.

The following table sets forth loans charged off and recovered and an analysis of the allowance for loan losses for the years ended December 31, 2010 and 2009.

	As of and for the year ended December 31,
	2010	2009
	(dollars in thousands)
Average total loans	$57,500	$51,380
Total loans at end of period	54,560	56,933
Total nonperforming loans	4,490	1,916
Allowance at beginning of period	$915	$467
Loans charged-off:
Commercial	—	—
Construction	—	—
Real estate
Residential	(236)	(45)
Commercial	—	—
Consumer	(9)	(4)
Total	(245)	(49)
Recoveries:
Commercial	—	—
Construction	—	—
Real estate
Residential	—	—
Commercial	—	—
Consumer	—	—
Total	—	—
Net recoveries (charge offs)	(245)	(49)
Provision for loan losses	925	497
Allowance at end of period	$1,595	$915
Net recoveries (charge offs) to average total loans	(0.43%)	(0.10%)
Allowance to total loans	2.93%	1.61%
Allowance to nonperforming loans	35.55%	47.76%
____________
(1)	Nonperforming loans include those loans past due 90 or more days and loans that are on a non-accrual status.

The Bank relies, among other things, on its experienced senior management in determining the appropriate allowance for loan losses on the loan portfolio.  In general, management reviews delinquency trends, impaired loans, loan-to-value ratios and types of collateral.  Based on these factors, we believed that the allocation of the allowance for loan losses for these types of loans was appropriate at December 31, 2010.

While management believes that it determines the amount of the allowance based on the best information available at the time, the allowance will need to be adjusted as circumstances change and assumptions are updated.  Additions to the allowance for loan losses, which are charged to earnings through the provision for loan losses, are determined based on a variety of factors, including specific reserves, current loan risk ratings, delinquent loans, historical loss experience and economic conditions in our market area.  In addition, federal regulatory authorities, as part of the examination process, periodically review our allowance for loan losses.  The regulators may require us to record adjustments to the allowance level based upon their assessment of the information available to them at the time of examination.  Although management believes the allowance for loan losses is sufficient to cover probable losses inherent in the loan portfolio, there can be no assurance that the allowance will prove sufficient to cover actual loan losses.

Our allowance increased to $1.6 million at December 31, 2010 after increasing to $915,000 as of December 31, 2009 and up from $467,000 as of December 31, 2008.  The ratio of the reserve for loan losses to loans was 2.93% as of December 31, 2010 compared to 1.61% as of December 31, 2009, and 1.18% as of December 31, 2008.  The provision for loan losses was $925,000 for the year ended December 31, 2010, versus $497,000 for the year ended December 31, 2009, and $347,000 in the period from inception, March 12, 2008, to December 31, 2008.  The key factors in determining the level of provision is the composition of our loan portfolio, loan growth, risk rating distribution within each major loan category, historical loss experience, and internal and external factors.  Weakness in the general economy and, in particular, higher vacancy rates in commercial real estate, sponsor bankruptcies, declining real estate values, limited sales activity and low financing activity severely impacted our portfolio.

During the year ended December 31, 2010, net charge-offs totaled $245,000 compared to $49,000 for the year ended December 31, 2009 and $5,000 in the period from inception, March 12, 2008, to December 31, 2008.  The increase in charge-offs reflects real estate collateral values, particularly land values, which have remained low.  The provision for loan losses at December 31, 2010 totaled $925,000 and exceeded net charge-offs of $245,000.

The following table sets forth information concerning the allocation of the allowance for loan losses by loan category at the dates indicated.

	December 31
	2010		2009
	Amount	Percentage of Loans to Total Loans	Amount	Percentage of Loans to Total Loans
Commercial	$—	0.71%	$55	1.73%
Construction	116	3.22%	38	5.46%
Real estate
Residential	958	79.28%	461	75.85%
Commercial	514	15.80%	352	16.00%
Consumer	7	0.99%	10	0.97%
Total allocated reserves	1,595	100.00%	916	100.00%
Unallocated (unfunded) reserve	—		(1)
Total allowance for loan losses	$1,595	100.00%	$915	100.00%

Correspondent Banking

The Company has maintained, and intends to continue to maintain, correspondent relationships with several large financial institutions.  A correspondent bank is used to provide products and services a smaller bank will need in its daily operations, or to assist in delivering the desired services to its customers.  Correspondent bank services needed in a community bank’s daily operation include check collections and clearing, purchase and sale of federal funds, investment services, wire transfer services, and coin and currency supplies.  To assist in delivering its products and services to customers, it is necessary to have a correspondent bank to assist a bank with loans over its lending limit, purchase of fixed-rate residential mortgage loans and equipment leasing.

Investments

The Company makes investments from time to time, subject to the investment limitations of state and federal laws and safe and sound banking practices.  The Company’s objective is to maintain a sound investment portfolio which provides earnings and liquidity, while also providing for reinvestment in the community.

Securities

Securities are classified as held to maturity when a company has the positive intent and ability to hold those securities to maturity.  These securities are carried at cost, adjusted for amortization of premiums and accretion of discounts.  Securities are classified as available for sale if a company decides to sell those securities before maturity.  These securities are carried at fair value, adjusted for amortization of premiums and accretion of discounts.  Unrealized gains and losses on securities available for sale are recognized in a valuation allowance that is included as a separate component of stockholders’ equity, net of taxes.

At December 31, 2010 and 2009, all investment securities were either issued by the US Treasury or by a Government Sponsored Agency.

The Bank’s securities portfolio increased $900,000 from $4.3 million at December 31, 2009 to $5.2 million at December 31, 2010.  The following table sets forth the composition of the securities portfolio at the dates indicated.

	December 31, 2010		December 31, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands)
Securities held to maturity (at amortized cost)
Government-sponsored agencies	$—	$—	$3,186	$3,227
Residential mortgage-backed securities	—	—	752	757
			3,938	3,984
Securities available for sale (at fair value)
US Treasury securities	2,023	2,058	—	—
Government-sponsored agencies	3,149	3,167	401	402
Total securities	$5,172	$5,225	$4,339	$4,386

The maturity distribution of the securities portfolio as of the date indicated is shown below:

December 31, 2010
	Amortized Cost	Fair Value
(in thousands)
Due in one year or less	$—	$—
Due after one year through five years	5,172	5,225
Due after five years through ten years	—	—
Due after ten years	—	—
Mortgage-backed and related securities	—	—
Total	$5,172	$5,225

Source of Funds

Deposit Products.  The Company’s lending and investing activities are funded primarily by deposits.  A variety of deposit accounts are available, with a wide range of interest rates, terms and product features.  Deposits consist of non-interest-bearing demand, interest-bearing demand, savings, money market and time accounts.  The Company relies primarily on competitive pricing policies and customer service to attract and retain these deposits.

Deposits Composition.  As of December 31, 2010, the Bank had total deposits of $62.9 million.  Of these deposits, 36.1 percent were transaction accounts and savings deposits.  The following table sets forth the composition of the total deposits for the Bank prior to the Company’s acquisition of the Bank on March 12, 2008 and for the Bank subsequent to the Company’s acquisition of the Bank.

	December 31, 2010		December 31, 2009
	Amount	Percentage of Deposits	Amount	Percentage of Deposits
	(dollars in thousands)
Non-interest bearing demand accounts	$6,922	11.01%	$5,569	8.37%
Money market and NOW demand accounts	7,234	11.50	4,739	7.12
Savings accounts	8,532	13.57	10,036	15.08
Time deposits
Certificates of deposit under $100,000	19,136	30.43	32,336	48.58
Certificates of deposit over $100,000	21,057	33.49	13,881	20.85
Total deposits	$62,881	100.00%	$66,561	100.00%
____________
(1)
Certificates of deposit under $100,000 includes brokered deposits which totaled $11.9 million at December 31, 2010, $25.6 million at December 31, 2009 and $23.0 at December 31, 2008.  Brokered time deposits are a part of the company’s overall liability management strategy and provide a reliable source for meeting specific funding needs in an efficient and timely manner.

The following table summarizes the maturity distribution of certificates of deposit as of the dates indicated.  These deposits were made by individuals, businesses and public and other not-for-profit entities, most of which are located within the Company’s market area.

2011	$18,739
2012	13,765
2013	6,934
2014	302
2015	453
$40,193

Borrowings.  We may obtain advances from the FHLB of Chicago upon the security of the common stock we own in the FHLB and our qualifying residential mortgage loans and securities, provided certain standards related to creditworthiness are met.  These advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities.  FHLB advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending.

The Company has also issued senior convertible notes that pay interest at maturity at a fixed rate of 8.00% per annum.  The scheduled maturity of the notes is twelve months from the issue date and are convertible under certain circumstances into shares of common stock at a conversion ratio of one and one-half times the book value per share.  In 2010, certain notes were converted upon maturity to 75,678 shares of common stock.  Other notes were renewed on similar terms.

The following table sets forth the distribution of short-term borrowings and weighted average interest rates thereon at the end of each of the last three years.

	Short-term borrowings	Short-term Federal Home Loan Bank borrowings
	(in thousands)
2010
Balance, December 31, 2010	$365	$1,250
Weighted average interest rate at end of year	8.00%	0.50%
Maximum amount outstanding at any month end	$792	$3,000
Average daily balance	$579	$46
Weighted average interest rate during year(1)	8.00%	0.51%
2009
Balance, December 31, 2009	$792	$0
Weighted average interest rate at end of year	8.00%	0.00%
Maximum amount outstanding at any month end	$792	$0
Average daily balance	$639	$0
Weighted average interest rate during year(1)	8.00%	0.00%
____________
(1)	The weighted average interest rate is computed by dividing total interest for the year by the average daily balance outstanding.

Supervision and Regulation

General

Banks and bank holding companies are extensively regulated under both federal and state law.  To the extent the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutes and regulations.  Any significant change in applicable law or regulation may have an effect on the business and prospects of the Company and the Bank.  The supervision, regulation and examination of banks and bank holding companies by bank regulatory agencies are intended primarily for the protection of customers, rather than stockholders of banks and bank holding companies.

The Company is registered as a bank holding company under the Bank Holding Company Act of 1956 (the “Bank Holding Company Act”), as amended, and is regulated by the Federal Reserve.  Under the Bank Holding Company Act, the Company is required to file periodic reports and such additional information as the Federal Reserve may require, and is subject to examination by the Federal Reserve.

The Bank is an Illinois-chartered, non-Federal-Reserve-member bank.  Deposits of the Bank are insured by the FDIC under the provisions of the Federal Deposit Insurance Act.  The Bank is subject to regulation and supervision by the FDIC and the IDFPR, and both agencies conduct periodic examinations of the Bank.  The federal and state laws and regulations generally applicable to the Bank regulate, among other things, the scope of the Bank’s business, its investments, its reserves against deposits, the nature and amount of and collateral for its loans, and the location of its banking offices and types of activities that it may perform at such offices.

Recent Regulatory Actions

On June 6, 2011, the Bank entered into the Order with the FDIC and IDFPR that imposes several material conditions on our operations and management.  The Agreement restricts the payment of dividends by the Bank, as well as the taking of dividends or any other payment representing a reduction in capital from the Bank without the prior approval of the FDIC and IDFPR.  The Order also requires the Bank to develop a capital plan within 60 days, which plan shall address, among other things, the Bank’s current and future capital requirements, including compliance with the minimum capital ratios.  The Bank is also required to submit a liquidity plan to the FDIC and IDFPR within 60 days.  The Bank is also be required to provide notice to the FDIC and IDFPR regarding the appointment of any new director or senior executive officer.  Finally, the Board of Directors of the Bank is required to submit written progress reports within 30 days after the end of each fiscal quarter.

The Order requires the Bank, among other things:

•	to establish a compliance committee to monitor and coordinate compliance with the Order within 10 days;

•	to achieve and maintain Tier 1 leverage capital to total assets ratio of at least 9% and total risk-based capital ratio of at least 13% within 60 days;

•	to develop, within 60 days, a profit plan for the Bank, which shall, among other things, include specific plans for maintaining adequate capital;

•
to revise and maintain, within 60 days, a liquidity risk management program, which assesses, on an ongoing basis, the Bank’s current and projected funding needs, and ensures that sufficient funds exist to meet those needs;

•
to develop, within 60 days, a loan policy, a commercial real estate concentration management program and a loan review program to ensure the timely and independent identification of problem loans and modify its existing program for the maintenance of an adequate allowance for loan and lease losses; and

•	to take immediate and continuing action to protect the Bank’s interest in certain assets identified by the FDIC and IDFPR or any other bank examiner.

As noted above, the Bank has agreed to achieve and maintain a Tier 1 capital to total assets ratio of at least 9% and a total risk-based capital ratio of at least 13%.  As of December 31, 2011, the Bank’s Tier 1 capital to total assets ratio was 4.43% as compared to 4.81% as of December 31, 2010, and the total risk-based capital ratio was 8.32% as of December 31, 2011 as compared to 9.37% as of December 31, 2010.  As of March 31, 2012, such ratios were 3.91% and 7.57%, respectively, below the targets set by the Order.  For bank regulatory purposes, the Bank is designated as undercapitalized by the FDIC.  See Note 2 to the consolidated financial statements for additional disclosures concerning the Order.

The Order will remain in force until terminated by the FDIC and IDFPR.  Since becoming subject to the Order, the Bank has devoted substantial resources to complying with its requirements and limitations, and we have created a compliance committee as required by the Order, and otherwise strengthened our management supervision and oversight capabilities.

There can be no assurance, however, that the Bank can meet all of the requirements imposed by the Order, especially those related to liquidity risk management and minimum capital standards.  If the Bank does not comply with the Order, we could be subject to further regulatory enforcement action, including, without limitation, the issuance of additional cease and desist orders or supervisory actions (which may, among other things, further restrict our business activities or result in the imposition of civil monetary penalties), or even the placing of the Bank into receivership.  If the Bank is placed into receivership, the FDIC would be appointed the receiver of the Bank.  In all likelihood Covenant would suffer a complete loss of the value of our ownership interest in the Bank, and consequently a complete loss of value of all of our outstanding shares of stock.  The Company subsequently may be exposed to significant claims by the FDIC.  Further, a failure to comply with the Order could result in termination of the Bank’s federal deposit insurance, subject to a number of other conditions.

Permitted Bank Holding Company Investments and Acquisitions

The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before merging or consolidating with another bank holding company, acquiring substantially all the assets of any bank or acquiring directly or indirectly control of more than 5 percent of the voting shares or substantially all of the assets of any bank.

The Bank Holding Company Act also prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5 percent of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks, or furnishing services to banks and their subsidiaries.  The Company, however, may engage in certain businesses determined by the Federal Reserve to be so closely related to banking or managing and controlling banks as to be a proper incident thereto, such as owning and operating an escrow company or trust company, acting as an investment or financial adviser, providing management consulting services to depository institutions, or providing investment management services.  Each of these permitted activities is subject to certain constraints specified by regulation, order, or policy of the Federal Reserve.  A bank holding company that meets certain criteria related to capital, management and performance under the Community Reinvestment Act may certify its performance to the Federal Reserve and elect to become a financial holding company.  A financial holding company is permitted to engage in a broader range of activities than is otherwise permitted for bank holding companies, including insurance activities, securities underwriting and merchant banking.  The Company has elected not to become a financial holding company.

Capital Requirements; Prompt Corrective Action

The Federal Reserve has adopted risk-based capital requirements for assessing the capital adequacy of bank holding companies.  Bank holding companies with consolidated assets of more than $500 million are required to comply with the Federal Reserve’s capital guidelines on risk-based capital.  Bank holding companies that are below this threshold and otherwise qualify as “small bank holding companies” under applicable regulations need not comply with the Federal Reserve’s risk-based capital guidelines on a consolidated basis.  The Company’s assets as of December 31, 2010 were below $500 million and the Company otherwise qualified as a small bank holding company.  Accordingly, the Company is not required to comply with the Federal Reserve Board’s risk-based capital requirements.  Instead, the Company must comply with the Federal Reserve Board’s Small Bank Holding Company Policy Statement, which requires the Company to maintain a certain debt-to-equity ratio and to maintain appropriate capital levels at insured depository subsidiaries of the Company.

Bank regulatory agencies have adopted risk-based capital requirements applicable to FDIC-insured banks, which establish certain capital ratios banks are required to maintain.  Capital is divided into two components:  Tier 1 capital, which includes common stock, additional paid-in capital, retained earnings and certain types of perpetual preferred stock, less certain items, such as certain intangible assets, servicing rights and certain credit-enhancing interest-only strips; and Tier 2 capital, which includes, among other things, perpetual preferred stock, subordinated debt, limited amounts of unrealized gains on marketable equity securities, and the allowance for loan losses.  These components of capital are calculated as ratios to average assets as reported on the balance sheet and assets that have been adjusted to compensate for associated risk to the organization.

Under the FDIC’s capital requirements for insured banks, a bank is considered well capitalized for regulatory purposes if it has a total risk-based capital of 10 percent or greater; has Tier 1 risk-based capital of 6 percent or greater; has a leverage ratio of 5 percent or greater; and is not subject to any written agreement, order, capital directive or prompt corrective action directive.

The Federal Deposit Insurance Corporation Improvements Act of 1991 (“FDICIA”) requires the federal banking regulators, including the FDIC, to take prompt corrective action with respect to depository institutions that fall below certain capital standards and prohibits any depository institution from making any capital distribution that would cause it to be undercapitalized.  Institutions that are not adequately capitalized may be subject to a variety of supervisory actions, including, but not limited to, restrictions on growth, investment activities, capital distributions and affiliate transactions, and will be required to submit a capital restoration plan which, to be accepted by the regulators, must be guaranteed in part by any company having control of the institution (such as the Company).  In other respects, the FDICIA provides for enhanced supervisory authority, including greater authority for the appointment of a conservator or receiver for undercapitalized institutions.  The capital-based prompt corrective action provisions of the FDICIA and their implementing regulations apply to FDIC-insured depository institutions.  However, federal banking agencies have indicated that, in regulating bank holding companies, the agencies may take appropriate action at the holding company level based on their assessment of the effectiveness of supervisory actions imposed upon subsidiary-insured depository institutions pursuant to the prompt corrective action provisions of the FDICIA.

Interstate Banking and Branching Legislation

Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Banking Act”), bank holding companies that are adequately capitalized and managed are allowed to acquire banks across state lines subject to certain limitations.  States may prohibit interstate acquisitions of banks that have not been in existence for at least five years.  The Federal Reserve is prohibited from approving an application for acquisition if the applicant controls more than 10 percent of the total amount of deposits of insured depository institutions nationwide.  In addition, interstate acquisitions may also be subject to statewide concentration limits.

Furthermore, under the Interstate Banking Act, banks are permitted, under some circumstances, to merge with one another across state lines and thereby create a main bank with branches in separate states.  Approval of interstate bank mergers is subject to certain conditions, including:  adequate capitalization, adequate management, CRA compliance, deposit concentration limits, compliance with federal and state antitrust laws and compliance with applicable state consumer protection laws.  After establishing branches in a state through an interstate merger transaction, a bank may establish and acquire additional branches at any location in the state where any bank involved in the interstate merger could have established or acquired branches under applicable federal and state law.

Dividends

Bank holding companies operating under the Federal Reserve’s Small Bank Holding Company Policy Statement may not pay dividends to their stockholders unless (i) the bank holding company’s debt-to-equity ratio is at or below 1.0:1, (ii) the dividends are reasonable in amount, (iii) the dividends do not adversely affect the ability of the bank holding company to service its debt in an orderly manner, (iv) the dividends do not adversely affect the ability of the holding company’s subsidiary banks to be well capitalized, (v) the bank holding company is considered to be “well managed” by the Federal Reserve, and (vi) during a specified time period, there have been no supervisory actions taken or pending against the bank holding company or any subsidiary bank.

In addition, Federal Reserve policy provides that, as a general matter, a bank holding company should eliminate, defer or severely limit the payment of dividends if (i) the bank holding company’s net income over the prior four quarters is not sufficient to fully fund the dividends, (ii) the bank holding company’s prospective rate of earnings retention is not consistent with the bank holding company’s capital needs and overall current and prospective financial condition, and (iii) the bank holding company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.  The Federal Reserve may find that the bank holding company is operating in an unsafe and unsound manner if the bank holding company does not comply with the Federal Reserve dividend policy, and may use its enforcement powers to limit or prohibit the payment of dividends by bank holding companies.

Banking regulations restrict the amount of dividends that a bank may pay to its shareholders.  Under the Illinois Banking Act, an Illinois-chartered bank may not pay dividends of an amount greater than its current net profits after deducting losses and bad debt.  The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.  Notwithstanding compliance with applicable capital requirements and the availability of funds for dividends, however, the applicable banking regulators may prohibit the payment of any dividends if it is determined that such payment would constitute an unsafe or unsound practice.

As of the effective date of the Order, the Bank is not permitted to declare or pay any dividend without the prior written consent of the FDIC and the IDFPR.  Without first achieving and then showing the capacity to maintain the capital ratios required under the Order, we believe that it is unlikely that the Bank be able to obtain the consent of the FDIC and the IDFPR to pay a dividend.

Stock Repurchases

The Federal Reserve requires a bank holding company to give prior written notice to the Federal Reserve before repurchasing its equity securities if the gross consideration for the purchase or redemption, when aggregated with the net consideration paid for all such purchases or redemptions during the preceding 12-month period is equal to 10 percent or more of the bank holding company’s consolidated net worth.  The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order, or any condition imposed by written agreement with the Federal Reserve.  This prior notice requirement does not apply to any bank holding company that meets certain well-capitalized and well-managed standards and is not subject to any unresolved supervisory issues.

Deposit Insurance

As an FDIC-insured institution, the Bank is required to pay deposit insurance premiums based on the risk it poses to the Deposit Insurance Fund (“DIF”).  The FDIC has authority to raise or lower assessment rates on insured deposits in order to achieve required revenue ratios in the insurance fund and to impose special additional assessments.  To determine an institution’s assessment rate, each insured bank is placed into one of four risk categories using a two-step process based on capital and supervisory information.  First, each insured bank is assigned to one of the following three capital groups:  “well capitalized,” “adequately capitalized” or “undercapitalized.”  Each institution is then assigned one of three supervisory ratings:  “A” (institutions with minor weaknesses), “B” (institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution) or “C” (institutions that pose a substantial probability of loss to the Deposit Insurance Fund unless effective corrective action is taken).  Banks classified as strongest by the FDIC are subject to the lowest insurance assessment rate; banks classified as weakest by the FDIC are subject to the highest insurance assessment rate.  In addition to its insurance assessment, each insured bank is subject to quarterly debt service assessments in connection with bonds issued by a government corporation that financed the federal savings and loan bailout.  Deposit insurance may be terminated by the FDIC upon a finding that an institution has engaged in an unsafe or unsound practice, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.  The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance of the Bank.

In October 2008, the FDIC published a restoration plan to reestablish the DIF to the statutory required minimum percentage of deposits, and has amended the restoration plan from time to time thereafter.  As part of the restoration plan, the FDIC increased risk-based assessment rates and may continue to do so.  In November 2009, the FDIC approved a final rule that required insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012.  The prepaid assessments were recorded as a prepaid expense against which future quarterly assessments will be applied.

During 2009, the Bank paid deposit insurance premiums in the aggregate amount of $829,000, which included $760,000 in deposit insurance prepayments through 2012 and special assessments in the amount of $31,000, which were applicable to all insured institutions.

Transactions with Affiliates

Federal and state statutes place certain restrictions and limitations on transactions between banks and their affiliates, which include holding companies.  Among other provisions, these laws place restrictions upon:  (i) extensions of credit to affiliates; (ii) the purchase of assets from affiliates; (iii) the issuance of guarantees, acceptances or letters of credit on behalf of affiliates; and (iv) investments in stock or other securities issued by affiliates or the acceptance thereof as collateral for an extension of credit.

Standards for Safety and Soundness

The Federal Deposit Insurance Act (“FDIA”), as amended by the FDICIA and the Riegle Community Development and Regulatory Improvement Act of 1994, requires the FDIC, together with the other federal bank regulatory agencies, to prescribe standards of safety and soundness, by regulations or guidelines, relating generally to operations and management, asset growth, asset quality, earnings, stock valuation, and compensation.  The FDIC and the other federal bank regulatory agencies have adopted a set of guidelines prescribing safety and soundness standards pursuant to the FDIA, as amended.  The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits.  In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines.  The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder.  In addition, the federal bank regulatory agencies adopted regulations that authorize, but do not require, the agencies to order an institution that has been given notice that it is not satisfying the safety and soundness guidelines to submit a compliance plan.  If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the “prompt corrective action” provisions of the FDICIA.  If an institution fails to comply with such an order, the agency may seek to enforce its order in judicial proceedings and to impose civil money penalties.  The federal bank regulatory agencies have also adopted guidelines for asset quality and earnings standards.

Community Reinvestment

Under the Community Reinvestment Act (“CRA”), a financial institution has a continuing and affirmative obligation, consistent with the safe and sound operation of such institution, to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods.  The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA.  The CRA requires each federal banking agency, in connection with its examination of a financial institution, to assess and assign one of four ratings to the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by the institution, including applications for charters, branches and other deposit facilities, relocations, mergers, consolidations, acquisitions of assets or assumptions of liabilities, and savings and loan holding company acquisitions.  The CRA also requires that all institutions make public disclosure of their CRA ratings.

Regulatory Approvals and Enforcement Actions

Federal and state laws require banks to seek approval by the appropriate federal or state banking agency (or agencies) for any merger and/or consolidation by or with another depository institution, as well as for the establishment or relocation of any bank or branch office and, in some cases to engage in new activities or form subsidiaries.

Federal and state statutes and regulations provide financial institution regulatory agencies with great flexibility to undertake enforcement actions against an institution that fails to comply with regulatory requirements, particularly capital requirements.  Possible enforcement actions include the imposition of a capital plan and capital directive, receivership, conservatorship or the termination of deposit insurance.

Monetary Policy

The earnings of commercial banks and bank holding companies are affected not only by general economic conditions, but also by the policies of various governmental regulatory authorities.  In particular, the Federal Reserve Board influences conditions in the money and capital markets, which affect interest rates and growth in bank credit and deposits.  Federal Reserve Board monetary policies have had a significant effect on the operating results of commercial banks in the past, and this is expected to continue in the future.  The general effect, if any, of such policies on future business and earnings of the Company and the Bank cannot be predicted.

Anti-Money Laundering and the Bank Secrecy Act

Under the Bank Secrecy Act (“BSA”), a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transactions.  Financial institutions are generally required to report to the United States Treasury cash transactions involving more than $10,000.  In addition, financial institutions are required to file suspicious activity reports for transactions that involve more than $5,000 and that the financial institution knows, suspects, or has reason to suspect involve illegal funds, are designed to evade the requirements of the BSA, or have no lawful purpose.  The USA PATRIOT Act of 2001 (the “PATRIOT Act”), which amended the BSA, contains anti-money laundering and financial-transparency laws, as well as enhanced information collection tools and enforcement mechanisms for the U.S. government.  PATRIOT Act provisions include the following:  standards for verifying customer identification when opening accounts; rules to promote cooperation among financial institutions, regulators and law enforcement agencies; and due diligence requirements for financial institutions that administer, maintain or manage certain bank accounts.  The Bank is subject to BSA and PATRIOT Act requirements.  Bank regulators carefully review an institution’s compliance with these requirements when examining an institution and consider the institution’s compliance when evaluating an application submitted by an institution.  Bank regulators may require an institution to take various actions to ensure that it is meeting the requirements of these acts.

Brokered Deposits

Well-capitalized institutions are not subject to limitations on brokered deposits.  An adequately capitalized institution is able to accept, renew or roll over brokered deposits only with a waiver from the FDIC and is subject to certain restrictions on the yield paid on such deposits.  Undercapitalized institutions are not permitted to accept, renew or roll over brokered deposits.  Under the current Order, the Bank may not accept brokered deposits without the prior written consent of the FDIC and the IDFPR.

Acquisition and Ownership of Common Stock May Be Restricted by Bank Regulators

Any person or group that purchases 10 percent or more of the Company’s common stock, or hereafter acquires additional securities such that its interest in the Company exceeds 10 percent, may be required to obtain approval of the Federal Reserve pursuant to the Change in Bank Control Act and the FDIA as well as the approval of the IDFPR.  Further, any corporation, partnership, trust or organized group that acquires a controlling interest in the Company may have to obtain approval of the Federal Reserve to become a bank holding company and thereafter be subject to regulation as such.

Consumer Laws

In addition to the CRA, other federal and state laws regulate various lending and consumer aspects of the banking business.  These laws include the Equal Credit Opportunity Act, the Fair Housing Act, Truth in Lending Act, the Truth in Savings Act, the Real Estate Settlement Procedures Act and the Electronic Funds Transfer Act.

2008 Emergency Economic Stabilization Act

On October 3, 2008, the U.S. Congress enacted the Emergency Economic Stabilization Act (“EESA”) in response to the financial turmoil in the banking industry.  EESA authorized the Secretary of the U.S. Department of the Treasury to purchase up to $700 billion in troubled assets from qualifying financial institutions pursuant to the Troubled Asset Relief Program (“TARP”).  On October 14, 2008, the

U.S. Department of the Treasury (“US Treasury”), pursuant to its authority under EESA, announced the Capital Purchase Program (“CPP”).  Pursuant to the CPP, qualifying small bank financial institutions, with assets totaling less than $500 million, were permitted to issue senior preferred stock to the US Treasury in an amount not less than 1 percent of the institution’s risk-weighted assets and not more than 5 percent of the institution’s risk-weighted assets.  Financial institutions participating in the CPP must agree and comply with certain restrictions, including restrictions on dividends, stock redemptions, stock repurchases and executive compensation.  Pursuant to the CPP, the US Treasury may unilaterally amend any provision of the CPP to comply with changes in applicable federal statutes.  Neither the Company nor the Bank is participating in the CPP.

FDIC Temporary Liquidity Guarantee Program

In October 2008, the FDIC announced the Temporary Liquidity Guarantee Program (“TLGP”) to strengthen confidence and encourage liquidity in the banking system.  The program consists of two components:  the Transaction Account Guarantee Program (“TAGP”) and the Debt Guarantee Program (“DGP”).

Transaction Account Guarantee Program.  Pursuant to the TAGP, the FDIC will fully insure, without limit, qualifying transaction accounts held at qualifying depository institutions through December 31, 2010 (extended from December 31, 2009 provided the institution did not previously opt out of the TAGP).  Qualifying transaction accounts include non-interest-bearing transaction accounts, Interest on Lawyers Trust Accounts (IOLTAs) and NOW accounts with interest rates less than 0.5 percent.  The FDIC assessed a fee equal to 10 basis points on transaction account deposit balances in excess of the $250,000 insured limit.  During the six-month extension period in 2010, the fee assessment increased to 15 basis points, 20 basis points or 25 basis points, based on an institution’s risk category.  On April 13, 2010, the board of directors of the FDIC approved an interim rule that would extend the TAGP until December 31, 2010, with further extensions until December 31, 2011 possible without further rulemaking.  The interim rule, if approved, would also alter the reporting requirements required under the TAGP and alter the requirements for the inclusion of NOW accounts in the TAGP.

Debt Guarantee Program.  Pursuant to the DGP, eligible entities were permitted to issue FDIC-guaranteed senior unsecured debt up to 125 percent of the entity’s senior unsecured debt outstanding as of September 30, 2008.  The Company did not issue any guaranteed debt under the DGP.

Dodd-Frank Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law on July 21, 2010.  This legislation may have an adverse impact on the Company’s financial results upon full implementation.  Among other impacts, this legislation establishes a Consumer Financial Protection Bureau, changes the base for deposit insurance assessments, introduces regulatory rate-setting for interchange fees charged to merchants for debit card transactions, and excludes certain instruments currently included in determining the Tier 1 regulatory capital ratio.  The capital instrument exclusion will be phased in over a three-year period beginning in 2013.  Most of the legislation’s other provisions require rulemaking by various regulatory agencies.  The Company cannot currently quantify the future impact of this legislation and the related future rulemaking on its business, financial condition or results of operations.

Future Regulatory Uncertainty

Because federal regulation of financial institutions changes regularly and is the subject of constant legislative debate regarding issues such as the evolving structure of financial institutions and the evolving competitive relationship among financial institutions and other, similar service providers such as securities firms and insurance companies, we cannot predict how federal regulation of financial institutions may change in the future.  Due to the recent financial and real estate market turmoil, the US Government has implemented numerous programs designed to stabilize the financial markets and economy.  Although we cannot predict what new policies or programs will impact the Company or the Bank, we fully expect that the financial institution industry will remain heavily regulated and that additional laws or regulations will likely be adopted that will impact the operations of the Company and the Bank.

Concentrations in Commercial Real Estate Lending

In December 2006, the OCC, together with the Board of Governors of the Federal Reserve System and the Federal Insurance Corporation (the “Agencies”), issued guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “Guidance”).  The Guidance indicates it is intended to “reinforce and enhance the Agencies’ existing regulations and guidelines for real estate lending” and, to “remind institutions that strong risk management practices and appropriate levels of capital are important elements of a sound Commercial Real Estate (“CRE”) lending program, particularly when an institution has a concentration in CRE loans.”  Importantly, the Guidance states that it, “...does not establish specific CRE lending limits; rather, it promotes sound risk management practices and appropriate levels of capital that will enable institutions to continue to pursue CRE lending in a safe and sound manner.”

While the Guidance states that it, “...does not define a CRE concentration,” it does outline ‘supervisory monitoring criteria’ that, “...the Agencies will use as high-level indicators to identify institutions potentially exposed to CRE concentration risk.”  Those criteria are:  “(1) Total loans for construction, land development, and other land representing 100 percent or more of the institution’s total capital, or (2) Total commercial real estate loans representing 300% or more of the institution’s total capital, and the outstanding balance of the institution’s commercial real estate portfolio increasing by 50% or more during the prior 36 months.”

As of December 31, 2010, the Bank had balances outstanding for construction, land development, and other land-secured loans totaling $1.8 million, which represented 50% of the Bank’s total capital.  The Bank’s capital is essentially equal to its shareholder equity plus loan loss reserves.  Also as of December 31, 2010, the Bank had commercial real estate loan balances, including multifamily housing loans, outstanding totaling $26.1 million, which represented 502% of the Bank’s total capital.  As a result, the Bank’s commercial real estate loan ratio was significantly greater than the regulatory criteria as of December 31, 2010.

The Order issued by the FDIC and IDFPR includes a requirement that the Bank “adopt, implement and thereafter ensure Bank adherence to” a revised written commercial real estate (“CRE”) concentration management program (the “Program”) designed to manage the risk in the Bank’s CRE portfolio in accordance with regulatory guidelines.  While Covenant intends to comply with the FDIC and IDFPR’s request, we will not be able to change the Bank’s commercial real estate concentration until such time as we originate new loans outside of the commercial real estate sector.

Item 1A.                 Risk Factors.

There is uncertainty about our ability to continue operations.  In order to successfully operate, we need to stem our loan losses and raise capital in an amount sufficient for us to achieve profitability.  Our existing capital may not be sufficient to absorb our future losses.  To the extent the Bank’s loan losses and operating losses exceed its capital, the Bank could be found insolvent.  Any such event could be expected to result in a loss of all or a substantial portion of the value of the Company’s outstanding securities, including its common stock.

Our Board of Directors is pursuing strategic alternatives, including a capital infusion.  While the Company continues to pursue new capital, it has not received any commitment for a new capital investment, and there can be no assurance that the Company will be able to raise a sufficient amount of new capital in a timely manner, on acceptable terms or at all. If the Company ultimately is unsuccessful in raising a sufficient amount of new capital or, alternatively, executing another strategic initiative, the Bank could be placed into FDIC receivership by its regulators, or the Bank could be acquired by a third party in a transaction in which the Company receives no value for its interest in the Bank.  We expect that any third party transaction, which would likely involve equity financing, would result in substantial dilution to our current stockholders and could adversely affect the price of our common stock.  If we are unable to return to profitability and if we are unable to identify and execute a viable strategic alternative, we may be unable to continue as a going concern.

The Bank has been experiencing performance issues that may be irreversible.  The Company has incurred cumulative losses since it acquired its sole subsidiary, the Community Bank of Lawndale, now known as Covenant Bank, on March 12, 2008 and expects to incur losses in the future.  Since March 12, 2008, the Company has incurred losses of approximately $6.2 million through March 31, 2012.  The Bank has incurred net losses in each of the last ten calendar years.  There are multiple reasons for these losses, which include losses on loans, goodwill impairment, and high operating expenses.  The correction of these problems is a difficult task.  Although the Company has established a new management team, developed a “turnaround” plan and implemented a new business strategy and risk management process, there is no assurance that the Company or the Bank will ever be able to operate profitably.

The Bank may be placed into receivership if it cannot comply with the FDIC and IDFPR Order, or if its condition continues to deteriorate.  As noted above, the FDIC and IDFPR Order requires the Bank to create and implement a capital plan, including provisions for contingency funding arrangements.  Pursuant to the Order, among other things, the Bank has agreed to achieve and maintain a Tier 1 capital to total assets ratio of at least 9% and a total risk-based capital ratio of at least 13%.  As of December 31, 2011, the Bank’s Tier 1 capital to total assets ratio was 4.43% as compared to 4.81% as of December 31, 2010, and the total risk-based capital ratio was 8.32% as of December 31, 2011 as compared to 9.37% as of December 31, 2010.  As of December 31, 2011, these ratios were below the targets set by the Consent Order.  In addition, the condition of the Bank’s loan portfolio may continue to deteriorate in the current economic environment and thus continue to deplete the Bank’s capital and other financial resources.  Should the Bank fail to comply with the Order’s capital and liquidity funding requirements, or suffer a continued deterioration in its financial condition, the Bank may be subject to being placed into receivership by the FDIC and/or IDFPR, with the FDIC appointed as receiver.  If these events occur, the Company probably would suffer a complete loss of the value of our ownership interest in the Bank, and we subsequently may be exposed to significant claims by the FDIC and the IDFPR. Any such event could be expected to result in a loss of all or a substantial portion of the value of the Company’s outstanding securities.

The Order imposes significant restrictions on our operations, and the cost of compliance, as well as any possible failure to comply, could have a material adverse effect on our business, financial condition and results of operations.  The Order contains a list of strict requirements, including a capital directive, which requires the Bank to achieve and maintain minimum regulatory capital levels (in excess of the statutory minimums to be classified as well-capitalized) and an obligation to develop a liquidity risk management and contingency funding plan.  The Order also includes several requirements related to loan administration as well as procedures for managing the Bank’s growing portfolio of foreclosed real estate assets.

Any material failure to comply with the provisions of the Order could result in further enforcement actions by the FDIC and/or IDFPR.  While we are attempting to take such actions as may be necessary to comply with the requirements of the Order, we may be unable to comply fully with its provisions, or our efforts to comply with the Order may have adverse effects on our operations and financial condition.  There can be no assurance that the Company will be able to raise the amount of capital necessary to comply with the Order or to maintain the solvency of the Bank.

Non-performing assets take significant time to resolve and adversely affect the Company’s results of operations and financial condition, and could result in further losses in the future.  At December 31, 2010 and 2009, our non-performing loans (which consist of non-accrual loans and loans past due 90 days or more and still-accruing loans) totaled $4.5 million and $1.9 million, or 8.2% and 3.4% of our loan portfolio, respectively.  At December 31, 2010 and 2009, total non-performing loans plus other real estate owned were $4.8 million and $1.9 million, respectively.  As of March 31, 2012, the total non-performing loans plus other real estate owned was $7.5 million, or 13.2% of our total loan portfolio.  Non-performing assets adversely affect net income in various ways.  While the Company pays interest expense to fund non-performing assets, no interest income is recorded on non-performing loans or other real estate owned, thereby adversely affecting income and returns on assets and equity, while loan administration costs increase and the efficiency ratio is adversely affected.  When the Company takes collateral in foreclosures and similar proceedings, it is required to mark the collateral to its then-fair market value, which, when compared to the value of the loan, may result in a loss.  These non-performing loans and other real estate owned also increase the Company’s risk profile and increase the amount of capital that regulators believe is appropriate for us to achieve and maintain in light of such risks.  The resolution of non-performing assets requires significant time commitments from management, which can be detrimental to the performance of their other responsibilities.  There is no assurance that the Company will not experience further increases in non-performing loans in the future, or that non-performing assets will not result in further losses to come.

Commercial and residential real estate markets continue to experience extraordinary challenges following the downturn in recent years.  Because of the Company’s substantial reliance on real estate lending, these challenges increase the risk that the Company’s loans may not be repaid.  At December 31, 2011 and 2010, approximately 14.2 percent and 15.8 percent of the Bank’s loans are commercial real estate loans, and 97.2 and 98.3 percent of total loans are real estate loans, respectively.  Economic factors have caused and may continue to cause deterioration to the value of real estate the Company uses to secure its loans.  The continued weakness of the economy and the deterioration of our real estate loan portfolio could result in additional increases in the provision for loan losses, higher delinquencies and additional charge-offs in future periods that may materially affect the Company’s financial condition and results of operations.

Although the Company makes various types of loans, including commercial, consumer, residential mortgage and construction loans, a significant percentage of the Company’s loans are commercial loans.  Commercial lending is more risky than residential lending because loan balances are greater and the borrower’s ability to repay is dependent on the success of the borrower’s business.

Weak economic conditions could continue to have a material effect on the Company’s financial condition and results of operations.  Sustained weakness in the real estate market, reduced business activity, high unemployment, instability in the financial markets, less available credit and lack of confidence in the financial sector, among other factors, have adversely affected the Company and the financial services industry in general over the last four years.  Declines in the housing market over the past four years, with falling prices and increasing foreclosures and unemployment, have negatively impacted the credit performance of real estate-related loans and resulted in significant write-downs of asset values by financial institutions.  These write-downs have caused many financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with larger and stronger institutions and in some cases, to fail.  Continuing economic deterioration that affects household and/or corporate incomes could also result in reduced demand for loan or fee-based products and services.  An increase in the number of delinquencies, bankruptcies or defaults could result in a higher level of nonperforming assets, net charge-offs, provision for loan losses, and valuation adjustments on loans held for sale, which would materially adversely affect the Company’s financial condition and results of operations.

The Company’s financial condition and results of operations could be negatively affected if the Company fails to execute its “turnaround” plan.  The Company has, since its acquisition of the Bank, embarked on a “turnaround” plan to cause the Company and the Bank to achieve profitability.  The success of the “turnaround” plan depends on effectively executing management’s business strategy, which includes plans to continue to grow total assets, the level of deposits and the scale of operations.  Achieving growth targets requires the Company, in part, to attract customers who currently bank with other financial institutions in the Company’s markets, thereby increasing the Company’s share in these markets.  The Company’s ability to successfully execute its “turnaround” plan will depend on a variety of factors, including its ability to attract and retain experienced bankers, the continued availability of desirable business opportunities, the competitive response from other financial institutions in the market and the Company’s ability to manage growth effectively.  There can be no assurance that these opportunities will be available or that the Company will successfully execute the “turnaround” plan or business strategy.  If the Company does not successfully execute the “turnaround” plan or business strategy, its business and prospects could be harmed.  Executing the “turnaround” plan includes risks such as:

•	failure to attract additional capital to support expansion;

•	inability to achieve a level of growth that is translated into profitable operations;

•	failure to adequately address problem credits; and

•	failure to achieve economies of scale and anticipated cost savings.

Additional issuance of common stock may result in dilution to our existing stockholders. As of March 31, 2012, the Company had $675,425 of its senior convertible notes issued and outstanding, including $565,425 issued and outstanding to Dr. Winston, $340,425 of which will mature in 2012 and $335,000 will mature in 2013.  As of March 31, 2012, the aggregate amount of the outstanding notes is convertible into 587,871 shares of the Company’s common stock at maturity based upon the book value of the Company’s stock at 1.5 times the dollar amount of the debt.  The decision of whether to convert the senior convertible notes into common stock of the Company is at the option of the Company.

As of March 31, 2012, the Company had 765,427 shares of common stock outstanding.  The issuance of any such additional shares may result in a reduction of the book value or price of the then outstanding shares of our common stock.  If we do issue any such additional shares, such issuance also will cause a reduction in the proportionate ownership and voting power of all other stockholders.  As a result of such dilution, your proportionate ownership interest and voting power will be decreased accordingly.

The Company is dependent upon the management team.  The successful operation of the Company will be greatly influenced by its ability to retain the services of existing senior management and to attract and retain additional qualified senior and middle management.  The unexpected loss of the services of any key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on the Company’s business and financial results.  No key-man life insurance policy is maintained on any of our directors, officers or employees.

Unless economic conditions improve, the Company is expected to continue to suffer from credit losses and the Company’s allowance for loan losses may not be adequate to cover actual losses.  Credit risk is the risk that loan customers or other counter-parties will be unable to perform their contractual obligations resulting in a negative impact on earnings.  Like all financial institutions, the Company maintains an allowance for loan losses to provide for loan defaults and non-performance.  The allowance for loan losses is based on historical loss experience as well as an evaluation of the risks associated with the loan portfolio, including the size and composition of the portfolio, current economic conditions and geographic concentrations within the portfolio.  If the economy in the Company’s primary geographic market area, which primarily includes the west-side Chicago neighborhood of North Lawndale, should fail to improve or worsen, this may have an adverse impact on the loan portfolio.  If for any reason the quality of the loan portfolio should weaken, the allowance for loan losses may not be adequate to cover actual loan losses, and future provisions for loan losses could materially and adversely affect the Company’s financial results.

The Company may continue to suffer increased losses in its loan portfolio and in foreclosed assets held for sale despite its underwriting practices.  The Company seeks to mitigate the risks inherent in its loan portfolio by adhering to specific underwriting practices.  These practices often include:  analysis of a borrower’s credit history, financial statements, tax returns and cash flow projections; valuations of collateral based on reports of independent appraisers; and verification of liquid assets.  Although the Company believes that its underwriting criteria are, and historically have been, appropriate for the various kinds of loans it makes, the Company has already incurred higher-than-expected levels of losses on loans that have met these criteria, and the Company may continue to experience higher-than-expected losses depending on economic factors and consumer behavior.

No active trading market exists for the Company’s common stock.  There is no public market for the Company’s common stock, nor is one likely to develop or exist in the immediate future.  The Company has no present plan to list or qualify its common stock on any securities exchange.  Therefore, shares of the Company’s common stock may not be readily marketable in the case of financial emergency or otherwise.

Changes in the domestic interest rate environment could negatively affect the Company’s net interest income.  Interest rate risk is the risk that changes in market rates and prices will adversely affect financial condition or results of operations.  Net interest income is the Company’s largest source of revenue and is highly dependent on achieving a positive spread between the interest earned on loans and investments and the interest paid on deposits and borrowings.  The Company’s net interest spread depends on many factors which are partly or entirely outside of its control, including competition, federal economic, monetary and fiscal policies, and economic conditions generally.  The Federal Reserve regulates the supply of money and credit in the United States.  Its policies determine in large part the cost of funds for lending and investing and the return earned on those loans and investments, both of which affect our net interest margin.  Changes in interest rates affect the Company’s operating performance and financial condition in diverse ways.  There are no assurances that the Company’s efforts to mitigate such risks will be successful.

The Company faces strong competition.  The Company faces strong competition for deposits, loans and other financial services from numerous banks, thrifts, credit unions and other financial institutions, as well as other entities that provide financial services.  The banking business is highly competitive.  Some of the financial institutions and financial services organizations with which the Company competes are not subject to the same degree of regulation as the Company.  Most of these competitors have been in business for many years, have established customer bases, are substantially larger, have greater financial and personnel resources, have substantially higher lending limits than the Company and are able to offer certain services, including extensive branch networks, trust services and international banking services, that the Company either does not expect to provide or will not provide for some time, or can offer only through correspondents, if at all.  Moreover, most of these entities have greater capital resources than the Company has, which, among other things, may allow them to price their services at levels more favorable to the customer and to provide larger credit facilities than the Company.

The Company is significantly smaller than most of its competitors.  The Company is one of the smallest financial institutions in the metropolitan Chicago area.  As such, the Company has a smaller lending limit than other institutions in the market area.  As of December 31, 2010, the Company’s legal lending limit was approximately $1.1 million.  The Company’s inability to lend larger sums of money may impact its ability to attract larger businesses.  We intend to accommodate loans in excess of the Company’s lending limit through the sale of participations in those loans to other banks.  However, other banks may not be willing to purchase loan participations from the Company, thereby limiting our ability to service customers whose credit needs exceed the lending limit of the Company.

Many of the Company’s competitors have substantially greater resources to invest in technological improvements.  The banking industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services.  In addition to providing for better customer service, the effective use of technology increases efficiency and enables financial institutions to reduce costs.  The Company’s success depends in part on its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands for convenience, as well as to create additional efficiencies in its operations.  Many of the Company’s competitors have substantially greater resources to invest in technological improvements.

The Company may have to pay above-market interest rates to attract depositors and charge below-market interest rates to attract borrowers compared to our competitors in our primary service area.  Thus far, the Company has been able to pay market interest rates to attract depositors, and has been able to charge market interest rates to attract borrowers in its primary service area.  However, the banking business is highly competitive, and profitability depends on the ability of the Company to attract depositors and borrowers.  The Company competes with numerous other lenders and deposit-takers in the area, including other commercial banks, savings and loan associations and credit unions.  Compared to competitors in the primary service area, the Company may have to pay above-market interest rates to attract depositors and charge below market interest rates to attract borrowers in the future, which may have a material effect on financial condition and results of operations.

The creditworthiness of other financial institutions could adversely affect the Company.  The Company’s ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions.  Financial institutions are interrelated as a result of lending, clearing, counterparty and other relationships.  As a result, defaults by, or even rumors or questions about, one or more banks, or the banking industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by the Company or by other institutions.  Many of the transactions engaged in by the Company in the ordinary course of business expose the Company to credit risk in the event of default of our counterparty or customer.  In such instances, the collateral held by the Company may be insufficient to mitigate losses, as the Company may be unable to realize upon or liquidate at prices sufficient to recover the full amount of the Company’s exposure.  Such losses could have a material and adverse effect on results of operations.

The Company is highly regulated and may be adversely affected by changes in banking laws, regulations and regulatory practices, including the extraordinary actions being taken by the U.S. government in response to the recent financial crises.  The Company is subject to extensive state and federal legislation, regulation and supervision, including regulation by state and federal banking regulators.  As a bank holding company, the Company is also subject to regulation by the IDFPR and the Federal Reserve.  Changes in legislation and regulations may continue to have a significant impact on the banking industry.  Although some legislative and regulatory changes may benefit the Company, others may increase the costs of doing business and assist competitors which are not subject to similar regulation.

Changes in laws, regulations and regulatory practices affecting the financial services industry, and the effects of such changes, including the federal government’s response or lack of response to the ongoing financial crises affecting the banking system and financial markets, are difficult to predict and may have unintended consequences.  New regulations or changes in the regulatory environment could subject the Company to additional costs, limit the types of financial services and products the Company may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things.  These changes also can adversely affect borrowers, potentially increasing the risk that they may fail to repay their loans.  Any failure on the Company’s part to comply with or adapt to changes in the regulatory environment could have a material adverse effect on its business, financial condition and results of operations.

Higher FDIC deposit insurance premiums and assessments could adversely affect the Company’s financial condition.  FDIC insurance premiums increased substantially in 2010, and the Company expects to pay significantly higher FDIC premiums in the future.  Bank failures have significantly depleted the FDIC’s Deposit Insurance Fund and reduced the Deposit Insurance Fund’s ratio of reserves to insured deposits.  The FDIC adopted a revised risk-based deposit insurance assessment schedule on February 27, 2009, which raised deposit insurance premiums.  On May 22, 2009, the FDIC also implemented a special assessment equal to five basis points of each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009, but no more than 10 basis points times the institution’s assessment base for the second quarter of 2009, which was paid on September 30, 2009.  Additional special assessments may be imposed by the FDIC for future periods.  The Company participates in the FDIC’ Temporary Liquidity Guarantee Program (“TLGP”), for noninterest-bearing transaction deposit accounts.  Banks that participate in the TLGP’s noninterest-bearing transaction account guarantee will pay the FDIC an annual assessment of 10 basis points on the amounts in such accounts above the amounts covered by FDIC deposit insurance.  To the extent that these TLGP assessments are insufficient to cover any loss or expenses arising from the TLGP, the FDIC is authorized to impose an emergency special assessment on all FDIC-insured depository institutions.  The FDIC has authority to impose charges for the TLGP upon depository institution holding companies, as well.  The TLGP was scheduled to end on December 31, 2009, but the FDIC extended it to June 30, 2010 at an increased charge of 15 to 25 basis points, depending on the depository institution’s risk assessment category rating assigned with respect to regular FDIC assessments if the institution elects to remain in the TLGP.  These changes have caused the premiums and TLGP assessments charged by the FDIC to increase.  These actions significantly increased the Company’s noninterest expense in 2010 and are expected to increase costs for the foreseeable future.

The banking regulators’ supervisory framework could materially impact the conduct, growth and profitability of operations.  The Company’s primary regulatory agencies have broad discretion to impose restrictions and limitations on the Company’s operations if they determine, among other things, that operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies.  This supervisory framework could materially impact the conduct, growth and profitability of the Company’s operations.  Any failure on the Company’s part to comply with current laws, regulations, other regulatory requirements or safe and sound banking practices, or any concerns about the Company’s financial condition, or any related regulatory sanctions or adverse actions against it, could increase costs or restrict the Company’s ability to operate the business and result in damage to the Company’s reputation.

The Company cannot predict the impact of recently enacted legislation, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and its implementing regulations, and actions by the FDIC.

The Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law on July 21, 2010.  This legislation may have an adverse impact on the Company’s financial results upon full implementation.  Among other impacts, this legislation establishes a Consumer Financial Protection Bureau, changes the base for deposit insurance assessments, introduces regulatory rate-setting for interchange fees charged to merchants for debit card transactions, and excludes certain instruments currently included in determining the Tier 1 regulatory capital ratio.  The capital instrument exclusion will be phased-in over a three-year period beginning in 2013.  Most of the legislation’s other provisions require rulemaking by various regulatory agencies.  The Company cannot currently quantify the future impact of this legislation and the related future rulemaking on the Company’s business, financial condition and results of operation.

Similarly, programs established by the FDIC under the systemic-risk exception to the Federal Deposit Insurance Act may have an adverse effect on the Company, including the payment of additional deposit insurance premiums to the FDIC.  Due to the recent depletion of the Deposit Insurance Fund, the FDIC has increased rates on deposit insurance premiums and has required banks to prepay deposit insurance premiums for three years.  The FDIC may continue to increase deposit insurance premiums in the future, which may have a material effect on the Company’s financial condition and results of operations.

Continued tightening of credit markets and instability in financial markets could adversely affect the Company’s industry, business and results of operations.  Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases ceased, their provision of funding to borrowers including other financial institutions.  This has resulted in less available credit, a lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity.  A sustained period of such conditions could materially and adversely affect the Company’s business, financial condition and results of operations.

The Company’s current capital needs require the raising of additional capital, which may not be available.  The Company is required by federal and state regulatory authorities to maintain adequate levels of capital to support operations.  As previously disclosed, the Order requires the Bank to achieve and maintain a Tier 1 leverage capital to total assets ratio of at least 9% and a total risk-based capital ratio of at least 13%.  As of December 31, 2011, the Bank’s Tier 1 capital to total assets ratio was 4.43% as compared to 4.81% as of December 31, 2010, and the total risk-based capital ratio was 8.32% as of December 31, 2011 as compared to 9.37% as of December 31, 2010.  As of March 31, 2012, such ratios were 3.91% and 7.57%, respectively, below the requirements set by the Order.  Further, this level of capital means that the Bank is considered undercapitalized according to the capital adequacy guidelines adopted by the federal bank regulators, including the FDIC.  If the Company raises capital through the issuance of additional shares of common stock or other securities, it will dilute the ownership interests of existing shareholders and may dilute the per-share book value of its common stock.  If the Company chooses to raise capital through the issuance of a preferred class of stock, new investors may also have rights, preferences and privileges senior to the Company’s current shareholders which may adversely impact current shareholders.

The Company’s ability to raise additional capital will depend on conditions in the capital markets at that time, which are outside the Company’s control, and on the Company’s financial performance and perceived future performance.  Accordingly, the Company cannot guarantee that it will have the ability to raise additional capital on terms acceptable to it, or at all.

Significant legal actions could subject the Company to substantial uninsured liabilities.  From time to time, the Company becomes subject to claims related to operations.  These claims and legal actions, including supervisory actions by regulators, could involve large monetary claims and significant defense costs.  To protect the Company from the cost of these claims, insurance coverage is maintained in amounts and with deductibles believed to be appropriate, but this insurance coverage may not cover all claims or continue to be available at a reasonable cost.  As a result, the Company may be exposed to substantial uninsured liabilities, which could adversely affect its results of operations and financial condition.

The Company relies on other companies to provide key components of the Company’s business infrastructure.  Third-party vendors provide key components of business infrastructure, such as Internet connections, and network access.  These parties are beyond the Company’s control, and any problems caused by these third parties, including their not providing their services for any reasons or their performing their services poorly, could adversely affect the Company’s ability to deliver products and services to customers and otherwise to conduct business.

The Company faces operational risks, including systems failure risks.  The Company may suffer from operational risks, which may create loss resulting from human error, inadequate or failed internal processes and systems, and other external events.  Losses may occur due to violations of, or noncompliance with, laws, rules, regulations, prescribed practices, or ethical standards.  In addition, the Company’s computer systems and network infrastructure, like that used by competitors, is always vulnerable to unforeseen problems.  These problems may arise in both internally developed systems and the systems of third-party service providers.  The Company’s operations are dependent upon the ability to protect computer equipment against physical damage as well as security risks, which include hacking or identity theft.

The Company’s organizers and directors own a significant number of shares of common stock, which may allow them to control management.  As of March 31, 2012, the Company’s directors and executive officers own 98,429 shares of common stock, which equals approximately 12.8 percent of shares outstanding.  To the extent the organizers, directors and executive officers vote together, they will have the ability to exert significant influence over the election of the Board of Directors, as well as over policies and business affairs.

A large percentage of the Company’s shareholders are members of the Living Word Christian Center.  Together, these members of the Living Word Christian Center could become a significant shareholder voting group.  The Company has not tracked the number of shareholders who are also members of the Living Word Christian Center.  However, the Company believes that in excess of 50 percent of outstanding shares of its common stock are owned by members of the Living Word Christian Center.  The Living Word Christian Center is not now a shareholder, and the Company is not aware of any plans on the part of the Living Word Christian Center to become a shareholder.

Changes in accounting standards may materially impact the Company’s financial statements.  From time to time, the Financial Accounting Standards Board (“FASB”) changes the accounting and reporting standards that govern the preparation of financial statements.  These changes are hard to predict and may materially impact how the Company records and reports its financial condition and results of operations.  In some cases, it may be necessary to apply a new or revised standard retroactively, resulting in the significant restatement of prior-period financial statements.

Item 1B.               Unresolved Staff Comments.

Not applicable.

Item 2.                 Properties.

The Company is located and conducts its business at the Bank’s single branch location at 1111 S. Homan Avenue, Chicago, Illinois 60624.  The Bank also leases property at 4000 W. Roosevelt Road, Chicago, Illinois and leases an office at 7610 West Roosevelt Road, Forest Park, Illinois. The Company believes that its current facilities are adequate to meet its present and immediately foreseeable needs.

Item 3.                 Legal Proceedings.

From time to time, the Company may be party to various legal actions arising in the normal course of business.  The Company believes that there is no proceeding threatened or pending against it or the Bank which, if determined adversely, would have a material adverse effect on the financial condition or results of our operations or those of the Bank.

Item 4.                 Removed and Reserved.

PART II

Item 5.                 Market Price for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)           Market Information.  The Company’s common stock is not registered under the Securities Act of 1933, as amended (the “Securities Act”).  However, the Company’s Form 10 Registration Statement pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended, went effective on January 14, 2011.  There is no established public trading market for the Company’s common stock and the Company does not expect one to develop.  No shares of common stock are subject to outstanding options or warrants.  As of March 31, 2012, a total of 765,427 shares of our common stock were issued and outstanding.

Subsequent to the year ended December 31, 2010, through the period of March 31, 2012 the Company sold a total of $575,000 Fixed Rate Cumulative Perpetual Preferred Stock, Series A par value $25,000 per share (the “Preferred Stock”) in transactions exempt from the Securities Act of 1933, as amended.  The Preferred Stock will pay cumulative dividends at a rate of 2% per year.  On April 29, 2011, the Company sold 14 shares, or a total of $350,000, of Preferred Stock to The Forest Park Plaza LLC, a company controlled by William Winston, the Company’s Chairman and Chief Executive Officer.  On June 30, 2011, the Company sold six shares of Preferred Stock, or $150,000 to Dr. Winston; on October 31, 2011, the Company sold two shares, or a total of $50,000, of Preferred Stock to Dr. Winston; and on February 13, 2012, the Company sold one share, or a total of $25,000, of Preferred Stock to Dr. Winston.  As of March 31, 2012, there were a total of 23 shares of Preferred Stock issued and outstanding totaling $575,000, all of which was owned by Dr. Winston or entities controlled by him.

The Company also issued senior convertible notes that pay interest at maturity at a fixed rate of 8.00% per annum, which were issued in transactions exempt from the Securities Act of 1933, as amended.  The scheduled maturity of the notes is twelve months from the issue date and are convertible under certain circumstances into shares of common stock at a conversion ratio based upon the book value of the Company’s stock at 1.5 times the dollar amount of the debt.  The decision of whether to convert the senior convertible notes into common stock of the Company is at the option of the Company.  In 2010, certain notes were converted upon maturity at the Company’s option to 75,678 shares of the Company’s common stock.  As of December 31, 2010, the Company had $365,425 issued and outstanding senior convertible notes, including $230,425 to Dr. Winston, the Company’s Chairman and Chief Executive Officer.

Subsequent to December 31, 2010, the Company issued a total of $335,000 of the senior convertible notes to Dr. Winston in a series of transactions.  As of March 31, 2012, the Company had $675,425 of its senior convertible notes issued and outstanding, including $565,425 issued and outstanding to Dr. Winston, $340,425 of which will mature in 2012 and $335,000 will mature in 2013.  As of March 31, 2012, the aggregate amount of the outstanding notes is convertible into 587,871 shares of the Company’s common stock at maturity based upon the book value of the Company’s stock at 1.5 times the dollar amount of the debt.

(b)           Holders.  As of March 31, 2012, the Company had 3,002 holders of record of its common stock.

(c)           Dividends.  The Company has not paid any dividends on its common stock to date.  The Company has no plans at present to issue dividends to public holders of its common stock.  Moreover, the Company may not pay dividends on its common stock until all accrued and unpaid dividends on the

Preferred Stock have been paid in full.  In addition, the Order restricts the payment of dividends to the Company by the Bank without the prior written consent of the FDIC and the IDFPR.  Until the Bank achieves and establishes that it can maintain the capital levels required under the Order, the Company believes it is unlikely that the FDIC and IDFPR will approve any dividends by the Bank.

(d)           Securities Authorized for Issuance under Equity Compensation Plans.  Presently, the Company has no equity compensation plan in place for its employees.

Item 6.                 Selected Financial Data.

Not applicable

Item 7.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion and analysis of the Company’s financial condition and results of operations and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.  The Company is an Illinois corporation and is registered as a bank holding company with the Board of Governors of the Federal Reserve.  The Company began active operations when it acquired the Bank, its sole subsidiary, on March 12, 2008.  The Company’s primary purpose is to own and operate the Bank.

The Bank provides community banking services, and its primary market is the greater Chicago, Illinois metropolitan area.

The Company and the Bank are subject to regulation by numerous agencies including the Federal Reserve, the FDIC and the IDFPR.  Among other things, these agencies limit the activities in which the Company and the Bank may engage, limit the investments and loans that the Bank may fund and set the amount of reserves against deposits that the Bank must maintain.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and are consistent with predominant practices in the financial services industry.  Critical accounting policies are those policies that management believes are the most important to our financial position and results of operations.  Application of critical accounting policies requires management to make estimates, assumptions, and judgments based on information available at the date of the financial statements that affect the amounts reported in the financial statements and accompanying notes.  Future changes in information may affect these estimates, assumptions, and judgments, which, in turn, may affect amounts reported in the consolidated financial statements.

These policies, along with the disclosures presented in the consolidated financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined.

Certain critical accounting policies involve estimates and assumptions by management.  To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information.  Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has determined that our accounting policies with respect to the allowance for loan losses, goodwill and intangible assets, and income taxes are the accounting areas requiring subjective or complex judgments that are most important to our financial position and results of operations, and, as such, are considered to be critical accounting policies, as discussed below.

Allowance for Loan Losses.  The allowance for loan losses is charged to earnings as an estimate of probable losses.  Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.  Management periodically evaluates the loan portfolio in order to establish the adequacy of the allowance for loan losses to absorb estimated losses that are probable.  This evaluation includes specific loss estimates on certain individually reviewed loans where it is probable that the Company will be unable to collect all the amounts due (principal and interest) according to the contractual terms of the loan agreement.  Also included are the loss estimates that reflect the current credit environment and that are not otherwise captured in the historical loss rates.  These include the quality and concentration characteristics of the various loan portfolios, adverse situations that may affect a borrower’s ability to repay, and current economic and industry conditions.  This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize adjustments to its allowance based on their judgments of information available to them at the time of their examinations.

Goodwill and Intangible Assets.  Goodwill represents the excess of cost over fair value of net assets acquired that arose in the acquisition of Community Bank of Lawndale during March 2008.  Other intangible assets represent purchased assets from the acquisition of Community Bank of Lawndale during March 2008 that lack physical substance, but can be distinguished from goodwill because of contractual or other legal rights, or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability.

Goodwill is not amortized, but it is subject to impairment tests on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount.  In the event that the Company concludes that all or a portion of its goodwill may be impaired, a noncash charge for the amount of such impairment would be recorded in earnings.

The impairment testing process is conducted by assigning net assets and goodwill to each reporting unit.  The fair value of each reporting unit is compared to the recorded book value, “step one.”  If the fair value of the reporting unit exceeds its carrying value, goodwill is not considered impaired and “step two” is not considered necessary.  If the carrying value of a reporting unit exceeds its fair value, the impairment test continues (“step two”) by comparing the carrying value of the reporting unit’s goodwill to the implied fair value of goodwill.  The implied fair value is computed by adjusting all assets and liabilities of the reporting unit to current fair value with the offset adjustment to goodwill.  The adjusted goodwill balance is the implied fair value of the goodwill.  An impairment charge is recognized if the carrying fair value of goodwill exceeds the implied fair value of goodwill.

At December 31, 2009, the Company tested goodwill for impairment and found it to be fully impaired, which resulted in a charge of $1,186,000.  The Company considered projected discounted cash flows and price-to-tangible-book-value multiples in its analysis, as well as qualitative circumstances within the industry.  The Company attributed the impairment to continued weakened economic conditions and the resulting impact of market valuations of financial institutions.

Income Tax Accounting.  ASC Topic 740 provides guidance on accounting for income taxes by prescribing the minimum recognition threshold that a tax position must meet to be recognized in the financial statements.  ASC Topic 740 also provides guidance on measurement, recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As of December 31, 2010, the Company had no uncertain tax positions.  The application of income tax law is inherently complex.

Laws and regulations in this area are voluminous and are often ambiguous.  As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures.  Interpretations of, and guidance surrounding, income tax laws and regulations change over time.  As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income.

Overview

The profitability of the Bank’s operations depends primarily on its net interest income, provision for loan losses, other income and other expenses.  Net interest income is the difference between the income the Bank receives on its loan and investment portfolios and its cost of funds, which consists of interest paid on deposits and borrowings.  The provision for loan losses reflects the cost of credit risk in the Bank’s loan portfolio.  Other income consists of service charges on deposit accounts, securities gains, Bank Enterprise Award grants and fees and commissions.  Other expenses include salaries and employee benefits, as well as occupancy and equipment expenses and other non-interest expenses.

Net interest income is dependent on the amounts and yields of interest-earning assets as compared to amounts of and rates on interest-bearing liabilities.  Net interest income is sensitive to changes in market rates of interest and the Bank’s asset/liability management procedures in coping with such changes.  The provision for loan losses is dependent on increases in the loan portfolio and management’s assessment of the collectability of the loan portfolio under current economic conditions.  Other expenses are heavily influenced by the growth of operations and the cost of employees.  Growth in the number of account relationships directly affects such expenses as data processing costs, supplies, postage and other miscellaneous expenses.

In an effort to grow the Bank and achieve some economies of scale, the Bank issued brokered CDs totaling $23.0 million in 2008 and $2.8 million in 2009, investing the funds in loans.  As the brokered CDs have matured, the Company has refinanced these deposits primarily with jumbo CDs.  Currently, jumbo CDs are a low-cost funding option to replace the brokered deposits that were used to grow the Bank.  Long term, the Company’s funding strategy is to grow core deposits through new business development and customer relationships.

The Company’s Chairman and CEO, William Winston, has stated on several occasions that he would like to see the Company serve as a significant financial services provider for the community, which primarily includes the west-side Chicago neighborhood of North Lawndale.  The Chairman believes small business lending will serve as a magnet for developing the community and providing jobs.  Due to its size, the Company may be unable to fill such a mission unless community development funds are found from other sources.  In the face of limited community development funds, the Company has the ability to continue its main line of lending, loans secured by residential real estate.

As of June 6, 2011, Covenant Bank must comply with the Consent Order issued by the FDIC and the IDFPR, respectively.  Note 2 to the consolidated financial statements includes a detailed review of the requirements of the documents.  Both the FDIC and the IDFPR will continually monitor the results of the Bank’s operations, including liquidity and capital, and, based on their assessment of the Bank’s ability to continue to operate in a safe and sound manner, the FDIC and the IDFPR may take further actions including assumption of control of the Bank.  Additional actions taken by the Bank’s regulators may negatively impact the Bank’s ability to continue as a going concern.

In 2009, Covenant Bank entered into multiple MOUs with the FDIC and the IDFPR.  Under the terms of the MOUs, Covenant Bank agreed, among other things, to provide certain information to each supervisory authority including, but not limited to, a written plan for improved earnings, a written plan to improve liquidity and reduce dependency on volatile liabilities, a written capital plan, a formalized compliance management program and written reports of progress.  Verbal discussions have been had with the regulators, and management is pursuing a capital-raising plan.

It should be noted that the Company’s Board of Directors has begun to investigate all strategic alternatives to enhance the stability of the Company, including a capital investment, sale, strategic merger or some form of restructuring.  There can be no assurance that the Company will succeed in this endeavor and be able to comply with the new regulatory requirements.  In addition, a transaction, which would likely involve equity financing, would result in substantial dilution to the Company’s current stockholders and could adversely affect the price of the Company’s common stock.

Comparison of Financial Condition at December 31, 2010 and December 31, 2009

Total assets decreased $3.3 million, or 4.6 percent, to $68.2 million as of December 31, 2010 from $71.6 million as of December 31, 2009.  The decrease in total assets was primarily due to total loans decreasing to $54.6 million at December 31, 2010, compared to $56.9 million at December 31, 2009, a decrease of 4.0 percent.  The Bank scaled back on loan production as it sought to retain capital.  Federal funds sold decreased from $2.7 million at December 31, 2009 to $1.1 million at December 31, 2010, as higher-costing time deposits matured and were not retained and excess funds were transferred to the investment portfolio.  The investment portfolio increased $900,000, or 20.9%, to $5.2 million at December 31, 2010, from $4.3 million at December 31, 2009.  The increase in securities is the result of the Bank’s decision to move historically low-yielding federal funds sold into higher-yielding government securities, increasing the yield on the funds by over 150 basis points.

Total deposits decreased $3.7 million, or 5.6 percent, to $62.9 million as of December 31, 2010, from $66.6 million as of December 31, 2009.  The decrease in total deposits was primarily due to the redemption of $8.5 million in maturing brokered CDs.  The redemption of $8.5 million in maturing brokered CDs allowed the Bank to extend the maturities of its time deposits and lowered the cost of these funds to the Bank by over 245 basis points.

Comparison of Results of Operations for the Years Ended December 31, 2010 and December 31, 2009

General.  The Company’s net loss for the year ended December 31, 2010 was $1.1 million, compared to a net loss of $1.8 million for the year ended December 31, 2009.  The decrease in net loss was primarily the result of a $612,000 increase in net interest margin, a $221,000 increase in noninterest income and a $297,000 decrease in noninterest expense.

Return on average assets was negative 1.63 percent for the year ended December 31, 2010, as compared to negative 2.74 percent for the year ended December 31, 2009.  Return on average shareholders’ equity was negative 31.48 percent and negative 31.92 percent for the year ended December 31, 2010 and the year ended December 31, 2009, respectively.  The ratio of shareholders’ equity to total assets at December 31, 2010 and 2009 was 4.98 percent and 5.42 percent, respectively.

Interest Income.  Interest income increased by $337,000, or 9.8 percent, to $3.8 million for the year ended December 31, 2010, from $3.4 million for the year ended December 31, 2009.  The increase in interest income resulted primarily from an increase in average total interest-earning assets of $5.5 million, or 9.2 percent, to $65.1 million at December 31, 2010, from $59.6 million at December 31, 2009, as well as a 19-basis-point increase in the average yield.  The average yield on interest-earning assets was 5.94 percent and 5.75 percent for 2010 and 2009, respectively.

Interest income on the loan portfolio was $3.6 million for the year ended December 31, 2010, compared to $3.2 million for the year ended December 31, 2009, an increase of $407,000.  The increase was primarily due to a $6.1 million increase in average balances, as well as a 24 basis point increase in the yield on the portfolio.

    Interest income on the investment portfolio decreased $68,000 due to a 70 basis point decrease in the yield on the portfolio as maturing securities were re-invested at market rates that have declined over the past 12 months, partially offset by a $800,000 increase in average balances.  Interest income on federal funds sold declined $2,000 for the year ended December 31, 2010 compared to the year period ended December 31, 2009, due mainly to a $1.3 million decrease in average balances, partially offset by a 1 basis point increase in yield.

Interest Expense.  Interest expense decreased $275,000, or 21.2 percent, to $1.0 million for the year ended December 31, 2010, from $1.3 million for the year ended December 31, 2009.  The decrease was due primarily to a 75 basis point, or 32.6 percent, decrease in the average rates paid on time deposits from 2.30 percent for the year ended December 31, 2009 to 1.55 percent for the year ended December 31, 2010, partially offset by a $5.2 million increase in average time deposit balances.  During the year period ended December 31, 2010, total average interest-bearing deposits increased $7.1 million to $62.9 million, an increase of 12.7 percent, from $55.8 million at December 31, 2009.  The $6.0 million decrease in time deposit balances was the result of the Bank’s decision to intentionally reduce its asset size in order to maintain capital to asset ratios in line with “well capitalized” standards.

In September 2009, the Company issued $792,000 in convertible debentures.  A majority of the funds received from the debentures were infused into the Bank for working capital purposes and to allow the Bank to execute its turnaround plan.  Interest expense on borrowings increased $36,000, to $47,000 for the year ended December 31, 2010, from $11,000 for the year ended December 31, 2009.

Net Interest Income.  Net interest income increased $612,000, or 33.8 percent, to $2.7 million for the year ended December 31, 2010, from $2.1 million for the year ended December 31, 2009.

The increase in net interest income resulted primarily from a $5.5 million increase in earning assets, primarily loans.  Additionally, net interest margin widened to 4.38 percent for the year ended December 31, 2010, compared to 3.57 percent for the year ended December 31, 2009.  The $5.5 million increase in total average interest-earning assets was funded primarily by an increase of $5.2 million in average time deposit balances.

Provision for Loan Losses.  The provision for loan losses is charged to earnings to bring the total allowance for loan losses to a level management believes is adequate to cover probable credit losses in the loan portfolio.  In addition, various regulatory agencies, as an integral part of their examination processes, periodically review the allowance for loan losses and may require the Company to recognize additional provisions based on their judgment of information available to them at the time of their examination.

For the year ended December 31, 2010 and the year ended December 31, 2009, the provision for losses on loans totaled $925,000 and $497,000, respectively, based on management’s estimate of probable losses.

As of December 31, 2010, the Company’s total nonperforming loans were $4.5 million, compared to $1.9 million total nonperforming loans as of December 31, 2009.  The increase in non-performing assets was driven by a number of factors, which included job losses in the communities we serve, loss of tenants and a decrease in cash flow from the rental properties that collateralize a significant portion of our loan portfolio, and increased property tax burdens of our borrowers.

The allowance for loan losses was $1.6 million, or 2.93 percent of total loans and 35.5 percent of nonperforming loans, respectively, at December 31, 2010, as compared to $915,000, or 1.61 percent of total loans and 47.8 percent of nonperforming loans, respectively, at December 31, 2009.  As of December 31, 2010, the Bank believed its allowance for loan losses was adequate to cover probable losses.

Other Income.  Other income increased $221,000, or 28.4 percent, to $1.0 million for the year ended December 31, 2010, from $779,000 for the year ended December 31, 2009.  The increase was due mainly to a $170,000 increase in the Department of the Treasury’s Business Enterprise Award (BEA) to a total of $600,000, which are awarded to qualifying CDFI institutions based on lending in low to moderate income census tracts, and a $57,000 increase in gains on sale of securities, partially offset by a $100,000 increase in OREO expense and a $2,000 decrease in service charge income.

Other Expense.  Other expense decreased $297,000, or 7.0 percent, to $3.9 million for the year ended December 31, 2010, from $4.3 million for the year ended December 31, 2009.  The decrease was due mainly to the $1.2 million goodwill impairment recorded in 2009 and a $28,000 increase in occupancy expense.  These were offset by increases in data processing expense of $34,000, salary and compensation of $164,000, deposit insurance premiums of $167,000, other expenses of $242,000 and professional fees of $254,000 in 2010.  The increase in data processing expense was the result of the Company buying out a processing contract as part of its plan to improve its ATM processing.  The increase in salary and compensation was the result of the full-year salaries and benefits of lending personnel hired in 2009 as the loan portfolio grew.  The increase in deposit insurance premiums was primarily due to the increase in deposit balances, as well as the FDIC raising the assessment rates to all banks.  The increase in other expenses was due to consultants and operational charge-offs.  The increase in professional fees was due to the Company incurring additional fees related to its initial registration as an SEC reporting company and the creation of a capital restoration plan.

Income Taxes Expense (Benefits).  Because the Bank and the Company have incurred losses, and remain in a loss position, the Bank and the Company have established a valuation allowance for the entire net deferred tax asset balance.

Comparison of Results of Operations for the Year Ended December 31, 2009 and the Period from Inception (March 12, 2008) to December 31, 2008

General.  The Company’s net loss for the year ended December 31, 2009 was $1.8 million, compared to a net loss of $1.2 million for the period from inception, March 12, 2008, to December 31, 2008.  The increase in net loss was primarily the result of the write-down of $1.2 million of impaired goodwill, partially offset by a $900,000 increase in the net interest margin.  The Company considered projected discount cash flows and price-to-tangible-book-value multiples in its goodwill analysis, as well as quantitative circumstances within the industry.  Goodwill represents the excess of cost over fair value of net assets acquired which arose in the acquisition of Community Bank of Lawndale during March 2008.

Return on average assets was negative 2.74 percent for the year ended December 31, 2009, as compared to negative 3.75 percent for the period from inception, March 12, 2008, to December 31, 2008.  Return on average shareholders’ equity was negative 31.92 percent and negative 23.29 percent for the year ended December 31, 2009 and for the period from inception, March 12, 2008, to December 31, 2008, respectively.  The ratio of shareholders’ equity to total assets at December 31, 2009 and 2008 was 5.42 percent and 9.33 percent, respectively.

Interest Income.  Interest income increased by $1.8 million, or 112.5 percent, to $3.4 million for the year ended December 31, 2009, from $1.6 million for the period from inception, March 12, 2008, to

December 31, 2008.  The increase in interest income resulted primarily from an increase in average total interest-earning assets of $15.4 million, or 34.8 percent, to $59.6 million at December 31, 2009, from $44.2 million at December 31, 2008, as well as a 203 basis point increase in the average yield.  The average yield on interest earning assets was 5.75 percent and 3.72 percent for 2009 and 2008, respectively.

Interest income on the loan portfolio was $3.2 million for the year ended December 31, 2009, compared to $826,000 for the period from inception, March 12, 2008, to December 31, 2008, an increase of $2.4 million.  The increase was primarily due to a $38.2 million increase in average balances, partially offset by a 6 basis point decrease in the yield on the portfolio.  The increase in interest income was due in part to a shorter reporting period, beginning with the purchase of the Bank on March 12, 2008.  On an annualized basis, the Bank believes that the interest income for the year ended December 31, 2008 would have been approximately $1.0 million.

Interest income on the investment portfolio increased $3,000 due to a 44 basis point increase in the yield on the portfolio, partially offset by a $520,000 decrease in average balances.  The investment portfolio balances were reduced as the Bank increased its lending balances in 2010, lowering the amount deployed in the investment portfolio.  Interest income on federal funds sold declined $67,000 due to a $2.0 million decrease in average balances as well as a 139 basis point drop in yield as the federal funds target rate dropped to 0.25% for most of the year.  Interest on deposits in other financial institutions decreased $524,000, primarily due to the decrease in stock subscription escrow balances upon the issuance of stock used in the acquisition of the Bank.

Interest Expense.  Interest expense on deposits increased $882,000, or 220.0 percent, to $1.3 million for the year ended December 31, 2009, from $401,000 for the period from inception, March 12, 2008, to December 31, 2008.  The increase was due to a $36.4 million increase in average total interest-bearing deposits from $19.4 million at December 31, 2008 to $55.8 million at December 31, 2009, an increase of 187.6 percent.  In addition, there was a 24 basis point, or 11.7 percent, increase in the average rates paid on deposits from 2.06 percent for the period from inception, March 12, 2008, to December 31, 2008, compared to 2.30 percent for the year ended December 31, 2009.  The increase in interest expense was due in part to a shorter reporting period, beginning with the purchase of the Bank on March 12, 2008.  On an annualized basis, the Company believes that the interest expense would have been approximately $507,000 for the year ended December 31, 2008.

Net Interest Income.  Net interest income increased $914,000, or 75.0 percent, to $2.1 million for the year ended December 31, 2009, from $1.2 million for the period from inception, March 12, 2008, to December 31, 2008.

The increase in net interest income resulted primarily from an increase in net interest margin to 3.57 percent for the year ended December 31, 2009, compared to 3.42 percent for the period from inception, March 12, 2008, to December 31, 2008.  The increase in net interest income was due in part to a shorter reporting period, beginning with the purchase of the Bank on March 12, 2008.  On an annualized basis, the company believes that the net interest income would have been approximately $1.5 million for the year ended December 31, 2008.

Provision for Loan Losses.  The provision for loan losses is charged to earnings to bring the total allowance for loan losses to a level considered adequate by management to cover probable credit losses in the loan portfolio.  In addition, various regulatory agencies, as an integral part of their examination processes, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examinations.

For the year ended December 31, 2009 and for the period from inception, March 12, 2008, to December 31, 2008, the provision for losses on loans totaled $497,000 and $347,000, respectively, based on management’s estimate of probable losses.

As of December 31, 2009, the Company’s total nonperforming loans were $1.92 million, compared to $689,000 total nonperforming loans as of December 31, 2008.  The increase in non-performing assets was driven by a number of factors, which included job losses in the communities we serve, loss of tenants and a decrease in cash flow from the rental properties that collateralize a significant portion of our loan portfolio, and increased property tax burdens of our borrowers.

The allowance for loan losses was $915,000, or 1.61 percent of total loans and 47.8 percent of nonperforming loans, respectively, at December 31, 2009, as compared to $467,000, or 1.18 percent of total loans and 67.8 percent of nonperforming loans, respectively, at December 31, 2008.  As of December 31, 2009, the Bank believed its allowance for loan losses was adequate to cover probable losses.

Other Income.  Other income increased $506,000, or 185.3 percent, to $779,000 for the year ended December 31, 2009, from $273,000 for the period from inception, March 12, 2008, to December 31, 2008.  The increase was due mainly to a $412,000 increase in the BEA grant obtained, to a total of $429,905.

Other Expense.  Other expense increased $2.0 million, or 87.0 percent, to $4.3 million for the year ended December 31, 2009, from $2.3 million for the period from inception, March 12, 2008, to December 31, 2008.  On an annualized basis, the Company believes other expenses for the period ended December 31, 2008 would have been $2.9 million.  The increase was due mainly to a $1.2 million write-down of impaired goodwill and a $396,000 increase in personnel costs as the Company’s turnaround plan required the hiring of multiple executives to execute the plan as well as a $252,000 increase in other expenses, including a $45,000 increase in FDIC premiums with the increase in deposit accounts and a $52,000 increase in consultant fees used in outsourcing non-core business processes.

Income Taxes Expense (Benefits).  Because the Bank and the Company have incurred losses, and remain in a loss position, the Bank and the Company have established a valuation allowance for the entire net deferred tax asset balance.

Average Balances, Net Interest Income and Rates

The following table sets forth the average balances, net interest income, and expenses and average yields for interest-earning assets and interest-bearing liabilities for the indicated periods.  No tax equivalent adjustments were made because the Company does not receive tax-exempt income.  All average balances are daily average balances.  Non-accruing loans have been included in the table as loans carrying a zero yield.  Included in loan interest income are loan fees of $73,000 and $32,000 for the periods ended December 31, 2010 and 2009, respectively, as well as $32,000 and $1,000 for the periods ended December 31, 2009 and 2008, respectively.

	As of and for the year ended December 31,
	2010			2009
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
	(dollars in thousands)
Interest-Earning Assets:
Federal funds sold	$1,266	$2	0.16%	$2,635	$4	0.15%

	As of and for the year ended December 31,
	2010			2009
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
	(dollars in thousands)
Interest-bearing deposits with other institutions	443	20	4.51%	496	18	3.63%
Securities – taxable	5,910	140	2.37%	5,073	210	4.14%
Loans
Construction	2,663	178	6.68%	3,404	132	3.88%
Commercial	717	54	7.53%	1,281	79	6.17%
Real estate	53,662	3,456	6.44%	46,149	2,952	6.40%
Consumer	458	20	4.37%	546	29	5.31%
Total loans	7,500	3,708	6.45%	51,380	3,192	6.21%
Total interest-earning assets	$65,119	$3,870	5.94%	$59,584	$3,424	5.75%
Interest-Bearing Liabilities:
Deposits
NOW & money market	$6,588	$31	0.47%	$5,345	$27	0.51%
Savings	9,271	58	0.63%	8,623	55	0.64%
Time deposits of less than $100,000	6,898	64	0.93%	6,479	114	1.76%
Time deposits of $100,000 or more	40,149	819	2.04%	35,343	1,087	3.08%
Total deposits	62,906	972	1.55%	55,790	1,283	2.30%
Borrowings	626	47	7.51%	324	11	3.40%
Total interest-bearing liabilities	$63,532	$1,019	1.60%	$56,114	$1,294	2.31%

Rate/Volume Analysis

The following table describes the extent to which changes in interest rates and changes in volume of interest-related assets and liabilities have affected the Bank’s interest income and interest expense during the periods indicated.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume (change in volume multiplied by prior year rate), (2) changes in rate (change in rate multiplied by prior year volume) and (3) total change in rate and volume.  The combined effect of changes in both rate and volume has been allocated proportionately to the change due to rate and the change due to volume.  The period ended December 31, 2008 is for the period from inception, March 12, 2008, to December 31, 2008, and not a full twelve-month period, and the results for the period have been annualized.

	As of and for the year ended December 31,			As of and for the year ended December 31,
	2010 vs. 2009			2009 vs. 2008
	Increase (Decrease) Due To:			Increase (Decrease) Due To:
	Total Yield/Rate	Volume	Total Increase (Decrease)(1)	Total Yield/Rate	Volume	Total Increase (Decrease)
	(dollars in thousands)
Interest-Earning Assets:
Federal funds sold	$—	$(2)	$(2)	$(45)	$(22)	$(67)
Interest-bearing deposits with other institutions	4	(2)	2	317	(841)	(524)
Securities – taxable	(114)	44	(70)	15	(12)	3
Loans
Commercial	25	(50)	(25)	(30)	(106)	(136)

	As of and for the year ended December 31,			As of and for the year ended December 31,
	2010 vs. 2009			2009 vs. 2008
	Increase (Decrease) Due To:			Increase (Decrease) Due To:
	Total Yield/Rate	Volume	Total Increase (Decrease)(1)	Total Yield/Rate	Volume	Total Increase (Decrease)
	(dollars in thousands)
Real estate	116	434	550	37	2,451	2,493
Consumer	(5)	(4)	(9)	(1)	10	9
Total loans	136	380	516	6	2,355	2,366
Total interest-earning assets	$26	$420	$446	$293	$1,480	$1,778
Interest-Bearing Liabilities:
Deposits
Money market & NOW	$(5)	$9	$(4)	$—	$(6)	$(6)
Savings	(1)	4	3	(37)	18	(19)
Time deposits of less than $100,000	(58)	8	(50)	128	(207)	(79)
Time deposits of $100,000 or more	(449)	181	(268)	(26)	1,012	986
Total deposits	(513)	202	(311)	65	817	882
Borrowings	20	16	36	(45)	27	(18)
Total interest-bearing liabilities	$(493)	$218	$(275)	$20	$844	$864
Change in Net Interest Income	$519	$202	$721	$273	$636	$914

Recent Accounting Pronouncements

Refer to Note 1 of our consolidated financial statements for a description of recent accounting pronouncements, including the respective dates of adoption and effects on results of operations and financial condition.

Impact of Inflation and Changing Prices

The financial statements and related financial data presented in this Form 10-K regarding the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, which generally require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation.  Unlike most industrial companies, virtually all the Company’s assets and liabilities are monetary in nature.  As a result, changes in market interest rates have a greater impact on performance than the effects of inflation.

Liquidity and Capital Resources

Liquidity.  Liquidity management is the process by which the Company ensures that adequate liquid funds are available to meet the present and future cash flow obligations arising from the daily operations of the business.  These financial obligations consist of needs for funds to meet commitments to borrowers for extension of credit, funding capital expenditures, withdrawals by customers, maintaining deposit reserve requirements, servicing debt, and paying operating expenses.

The Company believes that it achieves a satisfactory degree of liquidity through actively managing both assets and liabilities.  Asset management guides the proportion of liquid assets to total assets, while liability management monitors future funding requirements and prices liabilities accordingly.

Our primary sources of liquidity are deposits, advances from the Federal Home Loan Bank, amortization and prepayment of loans, maturities of investment securities and other short-term investments, and earnings and funds provided from operations.  While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  We set the interest rates on our deposits to maintain a desired level of deposits.  In addition, we invest excess funds in short-term interest-earning investments and other assets, which provide liquidity to meet lending requirements.  Short-term interest-earning deposits with the Federal Home Loan Bank of Chicago amounted to $3,000 at December 31, 2010 and $63,000 at December 31, 2009.  For additional information about cash flows from operating, financing and investing activities, see Consolidated Statements of Cash Flows included in the consolidated financial statements.

A significant portion of our liquidity consists of securities classified as available-for-sale and cash and cash equivalents, which are a product of our operating, investing and financing activities.  Our primary sources of cash are principal repayments on loans and increases in deposit accounts, along with advances from the Federal Home Loan Bank of Chicago.

Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago and the Federal Reserve Bank of Chicago.  At December 31, 2010, we had $1.3 million in advances from the Federal Home Loan Bank of Chicago.

At December 31, 2010, we had outstanding loan commitments of $1,091,000.  This amount does not include the unfunded portion of loans in process.  At December 31, 2010, certificates of deposit scheduled to mature in less than one year totaled $18.7 million.  Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.  In addition, the cost of such deposits may be significantly higher upon renewal in a rising interest rate environment.

Capital.  The Company is pursuing additional capital.  Immediate capital is needed as the ongoing viability of the Company is threatened.  The Company is currently seeking investment to be able to inject additional capital in the Bank to meet the requirements of the Order; however, no assurances can be made that such efforts will be successful.  On May 31, 2010, the Company received shareholder approval to authorize and issue up to 1,000,000 shares of preferred stock and up to 9,000,000 additional shares of common stock.

Off-Balance-Sheet Arrangements.

Commitments.  As a financial services provider, we routinely enter into commitments to extend credit, including loan commitments, standby and commercial letters of credit.  While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon.  Such commitments are subject to the same credit policies and approval process accorded to loans made by us.

Contractual Obligations.  In the ordinary course of operations, we enter into certain contractual obligations.  Such obligations include the funding of operations through debt issuances, operating leases for premises and equipment, as well as capital expenditures for new premises and equipment.

The following table summarizes our significant contractual obligations and other potential funding needs at December 31, 2010:

	December 31, 2010
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(in thousands)
Operating leases	$66	$70	$—	$—	$136
Commitments to extend credit	521	—	—	—	521
Unfunded commitments under lines of credit	475	—	—	95	570
Letters of credit	—	—	—	—	—
Notes issued	365	—	—	—	365
Total	$1,427	$70	$—	$95	$1,592

Asset and Liability Management

The primary functions of asset and liability management are to ensure adequate liquidity and the maintenance of an appropriate balance between interest-sensitive earning assets and interest-bearing liabilities.  Liquidity management involves the ability to meet cash flow requirements of depositors wishing to withdraw funds, and borrowers needing assurance that sufficient funds will be available to meet their credit needs.  Interest rate sensitivity management seeks to avoid fluctuating net interest margins and to enhance consistent growth of net interest income through periods of changing interest rates.  The Company’s objective is to manage its assets and liabilities to provide optimum and stable net interest margin while avoiding any undue interest rate risk.  The Company’s funds management strategy is to provide adequate returns, as well as sufficient liquidity.

Item 7A.                 Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk exposure is interest rate risk.  Interest rate risk is the exposure of a banking organization’s financial condition to adverse movements in interest rates.

The Company analyzes its interest rate sensitivity.  Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities that either re-price or mature within a given period of time.

A gap is considered positive when the amount of interest-rate-sensitive assets exceeds the amount of interest-rate-sensitive liabilities, and a gap is considered negative when the amount of interest-rate-sensitive liabilities exceeds the amount of interest-rate-sensitive assets.

Interest rate sensitivity varies with different types of interest-earning assets and interest-bearing liabilities.  Overnight federal funds on which rates change daily and loans that are tied to prime or other short-term indices differ considerably from long-term investment securities and fixed-rate loans.  Similarly, time deposits are much more interest-sensitive than savings accounts.  The shorter-term interest rate sensitivities are key to measuring the interest sensitivity gap or excess interest-earning assets over interest-bearing liabilities.  Management of interest sensitivity involves matching repricing dates of interest-earning assets with interest-bearing liabilities in a manner designed to optimize net interest income within the limits imposed by the Company’s Board of Directors, liquidity determinations and capital considerations.  The following Interest Rate Sensitivity Gaps table sets forth the earliest repricing distribution of the Bank’s interest-earning assets and interest-bearing liabilities at December 31, 2010, the Bank’s interest rate sensitivity gap ratio (i.e., excess of interest rate-sensitive assets over interest rate-sensitive liabilities, divided by total assets) and the Bank’s cumulative interest rate sensitivity gap ratio.  For purposes of the table, except for savings deposits, an asset or liability is considered rate-sensitive within a specified period when it matures or could be repriced within such period in accordance with its contractual terms.  At December 31, 2010, an asset-sensitive position is maintained on a cumulative basis through one year of 6.59%.  Generally, because of the positive gap position of the Bank, in shorter time frames, the Bank can anticipate that increases in market rates will have a positive impact on the net interest income, while decreases will have the opposite effect.  In the current low interest rate environment, this positive gap position creates margin compression.  Management has minimized the impact by shifting excess funds to commercial loan originations that are fixed for at least five years and by reducing the interest rates it pays on interest-bearing deposit products.

Generally, during a period of rising interest rates, a negative gap within shorter maturities would adversely affect net interest income, while a positive gap within shorter maturities would result in an increase in net interest income, and during a period of falling interest rates, a negative gap within shorter maturities would result in an increase in net interest income, while a positive gap within shorter maturities would have the opposite effect.

The following table sets forth the static rate-sensitivity analysis of the Company as of December 31, 2010:

	Interest rate sensitivity gaps as of December 31, 2010
(Dollars in Thousands)	3 months or less	Over 3 through 12 months	Over 1 year through 3 years	Over 3 years through 5 years	Over 5 years	Cumulative
Interest-sensitive assets:
Interest bearing deposits	$439	$—	$—	$—	$—	$439
Federal funds sold	1,105	—	—	—	—	1,105
Investment securities	—	1,200	2,900	1,000	—	5,100
Loans	10,429	18,980	18,708	5,717	504	54,338
Total interest-sensitive assets:	$11,973	$20,180	$21,608	$6,717	$504	$60,982
Cumulative totals	11,973	32,153	53,761	60,478	60,982
Interest-sensitive liabilities:
Interest checking accounts	$1,722	$—	$1,722	$—	$—	$3,443
Savings accounts	4,266	—	4,266	—	—	8,532
Money market deposits	1,915	—	1,915	—	—	3,830
Time deposits	4,442	14,250	20,796	755	—	40,243
Short-term borrowings	1,250	365	—	—	—	1,615
Total interest-sensitive liabilities:	$13,595	$14,615	$28,699	$755	$—	$57,663
Cumulative totals	13,595	28,210	56,908	57,663	57,663
Interest Sensitivity Gap	$(1,622)	$5,565	$(7,091)	$5,962	$504
Cumulative Gap	$(1,622)	$3,944	$(3,147)	$2,815	$3,319
Cumulative Gap/Total Earning Assets	-2.71%	6.59%	-5.26%	4.71%	5.55%

For purpose of the gap analysis, 50% of such deposits (savings, MMDA and NOW), which do not have definitive maturity dates and do not readily react to changes in interest rates have been placed in longer repricing intervals versus immediate repricing time frames, making the analysis more reflective of the Bank’s historical experience.

The foregoing table shows a negative (liability-sensitive) rate-sensitivity gap for the 3 months or less and over 1 year through 3 years categories, with a positive (asset-sensitive) rate sensitivity for all other categories.  The negative gaps in the 3 months or less and over 1 year through 3 years categories result from having more liabilities subject to repricing during that particular time period than assets subject to repricing during the same time period.  In all other time frames, the volume of assets subject to repricing exceeds the volume of liabilities subject to repricing, resulting in a positive gap.  On a cumulative basis, which assumes that as assets and liabilities are repriced, they are either retained in the same category or replaced by instruments with similar characteristics, the gap is liability sensitive in the 3 months or less and over 1 year through 3 years categories.  The Company’s cumulative asset-sensitive gap structure in the 1 year category (which is the time frame the Company devotes most of its attention to in its funds management function) will allow net interest margin to grow if interest rates increase during that time frame, as yields on interest-earning assets would increase at a faster pace than the costs on interest-bearing liabilities.  The difference, or the interest rate repricing “gap,” provides an indication of how the Company’s interest rate spread will be affected by changes in interest rates.

While using the interest sensitivity gap analysis is a useful management tool, as it considers the quantity of assets and liabilities subject to repricing in a given time period, it does not consider the relative sensitivity to market interest rate changes that is characteristic of various interest rate-sensitive assets and liabilities.  Consequently, even though the Bank currently has a positive gap position because of unequal sensitivity of these assets and liabilities, management believes this position will not materially impact earnings in a changing rate environment.  For example, changes in the prime rate on variable commercial loans may not result in an equal change in the rate of money market deposits or short-term certificates of deposit.  A simulation model is therefore used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the net income of the Bank.  The calculated net interest income or “earnings” at risk at December 31, 2010 and 2009 is as follows:

	December 31, 2010
	-300	-200	-100	-50	+50	+100	+200	+300
	(dollars in thousands)
Dollar Change	$(806)	$(447)	$(139)	$(38)	$40	$66	$121	$185
Percentage Change	-24.1%	-13.4%	-4.1%	-1.1%	1.2%	2.0%	3.6%	5.5%

	December 31, 2009
	-300	-200	-100	-50	+50	+100	+200	+300
	(dollars in thousands)
Dollar Change	$(978)	$(472)	$(136)	$(60)	$7	$8	$17	$28
Percentage Change	(26.5%)	(12.8%)	(3.7%)	(1.6%)	0.2%	0.2%	0.5%	0.8%

The estimated impact to our net interest income over a one-year period is reflected in dollar terms and percentage change.  As an example, this table illustrates that if there had been an instantaneous parallel shift in the yield curve of +100 basis points on December 31, 2010, net interest income would increase by $66,000, or 2.0 percent, over a one-year period.

The assumptions used in evaluating the vulnerability of the Bank’s earnings to changes in interest rates are based on management’s consideration of past experience, current position and anticipated future economic conditions.  The interest sensitivity of the Bank’s assets and liabilities, as well as the estimated effect of changes in interest rates on the earnings and equity, could vary substantially if different assumptions are used or actual experience differs from the assumptions on which the calculations were based.  In today’s uncertain economic times, the result of the Bank’s simulation model is even more uncertain.

Item 8.         Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Covenant Bancshares, Inc. and Subsidiary
Forest Park, Illinois

We have audited the accompanying consolidated balance sheets of Covenant Bancshares, Inc. and Subsidiary (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years ended December 31, 2010 and 2009, and for the period from inception (March 12, 2008) to December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Covenant Bancshares, Inc. and Subsidiary as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years ended December 31, 2010 and 2009, and for the period from inception (March 12, 2008) to December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, at December 31, 2010, the Company’s regulatory capital amounts and ratios are below the level required per the June 6, 2011 Consent Order issued by the Federal Deposit Insurance Corporation.  The Company has also suffered recurring losses from operations.  Failure to meet the capital requirements exposes the Company to regulatory sanctions that may include restrictions on operations and growth, mandatory asset dispositions, and seizure of the Company.

/s/McGladrey LLP

Schaumburg, Illinois
May 30, 2012

COVENANT BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 AND 2009

	2010	2009
	(in thousands)
Assets
Cash and due from banks	$3,803	$3,244
Federal funds sold	1,105	2,708
Interest-bearing deposits in banks	201	459
Securities available for sale	5,225	402
Securities held to maturity (fair value approximates $3,984 in 2009)	—	3,938
Federal Home Loan Bank Stock, at cost	439	320
Loans, net of allowance for loan losses of $1,595 - 2010 and $915-2009	52,812	55,901
Premises and equipment, net	2,739	2,907
Other real estate owned	319	—
Intangible assets	277	343
Prepaid FDIC insurance assessment	526	760
Accrued interest receivable and other assets	793	593
Total assets	$68,239	$71,575
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$6,922	$5,569
Interest-bearing	55,959	60,992
Total deposits	62,881	66,561
Notes payable	365	792
Federal Home Loan Bank advances	1,250	—
Accrued interest payable and other liabilities	342	343
Total liabilities	64,838	67,696
Commitments, Contingencies and Credit Risk (See Note 14)
Stockholders’ equity
Common stock, $4.50 par value; 10,000,000 shares with 765,427 shares issued and outstanding; 1,000,000 shares authorized in 2009 with 689,749 shares issued and outstanding	3,444	3,104
Additional paid-in capital	4,059	3,783
Accumulated deficit	(4,155)	(3,009)
Accumulated other comprehensive income	53	1
Total stockholders’ equity	3,401	3,879
Total liabilities and stockholders’ equity	$68,239	$71,575

See Notes to Consolidated Financial Statements.

COVENANT BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2010 AND 2009 AND
PERIOD FROM INCEPTION (MARCH 12, 2008) TO DECEMBER 31, 2008

	2010	2009	2008
	(in thousands)
Interest and dividend income:
Loans, including fees	$3,599	$3,192	$826
Securities	160	228	207
Federal Funds sold and other	2	4	613
Total interest and dividend income	3,761	3,424	1,646
Interest expense:
Deposits	972	1,283	401
Borrowings	47	11	29
Total interest expense	1,019	1,294	430
Net interest income	2,742	2,130	1,216
Provision for loan losses	925	497	347
Net interest income after provision for loan losses	1,817	1,633	869
Noninterest income:
Service charges on deposit accounts	192	194	190
Gain on sale of securities	57	—	—
Bank Enterprise Award grant	600	430	18
Other	151	155	65
	1,000	779	273
Noninterest expenses:
Salaries and employee benefits	1,564	1,400	1,004
Occupancy and equipment expense	696	668	534
Data processing	252	218	267
Professional fees	391	137	112
Other intangibles amortization	66	66	53
FDIC insurance expense	239	72	27
Goodwill impairment	—	1,186	—
Other	755	513	306
	3,963	4,260	2,303
Net loss before income taxes	(1,146)	(1,848)	(1,161)
Income taxes	—	—	—
Net loss	$(1,146)	$(1,848)	$(1,161)
Losses per share-basic	$(1.58)	$(2.70)	$(1.78)
Weighted average shares outstanding-basic	724,471	684,740	650,853
Losses per share-diluted	$(1.58)	$(2.70)	$(1.78)
Weighted average shares outstanding-diluted	724,471	684,740	650,853

See Notes to Consolidated Financial Statements.

COVENANT BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2010 AND 2009 AND
PERIOD FROM INCEPTION (MARCH 12, 2008)
TO DECEMBER 31, 2008 (IN THOUSANDS)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Issuance of 650,853 shares of common stock, net of issuance cost of $8	650,853	$2,929	$3,571	$—	$—	$6,500
Net loss (comprehensive loss)	—	—	—	(1,161)	—	(1,161)
Balance, December 31, 2008	650,853	2,929	3,571	(1,161)	—	5,339
Issuance of 38,896 shares of common stock, net of issuance cost of $12	38,896	175	212	—	—	387
Comprehensive loss:
Net loss	—	—	—	(1,848)	—	(1,848)
Unrealized gain on securities available for sale	—	—	—	—	1	1
Total comprehensive loss	______	_____	_____	_____	_____	(1,847)
Balance, December 31, 2009	689,749	3,104	3,783	(3,009)	1	3,879
Issuance of 75,678 shares of common stock, net of issuance cost of $2	75,678	340	276	—	—	616
Comprehensive loss:
Net loss	—	—	—	(1,146)	—	(1,146)
Unrealized gain on securities available for sale	—	—	—	—	52	52
Total comprehensive loss						(1,094)
Balance, December 31, 2010	765,427	$3,444	$4,059	$(4,155)	$53	$3,401

See Notes to Consolidated Financial Statements.

COVENANT BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2010 AND 2009 AND
PERIOD FROM INCEPTION (MARCH 12, 2008)
TO DECEMBER 31, 2008

	2010	2009	2008
	(in thousands)
Cash Flows From Operating Activities
Net loss	$(1,146)	$(1,848)	$(1,161)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net (amortization) accretion of securities	(34)	3	(10)
Provision for loan losses	925	497	347
Amortization of other intangibles	66	66	53
Depreciation and amortization of premises and equipment	278	337	255
Gain on sale of securities	(57)	—	—
Goodwill impairment	—	1,186	—
(Increase) decrease in accrued interest receivable and other assets	(200)	(197)	778
Decrease (increase) in prepaid FDIC insurance assessment	234	(760)	—
Increase (decrease) in accrued interest payable and other liabilities	(1)	(164)	347
Net cash provided by (used in) operating activities	65	(880)	609
Cash Flows From Investing Activities
Net decrease in federal funds sold	1,603	1,611	937
Net decrease in interest-bearing deposits in banks	258	344	496
Purchases of securities held to maturity	—	(200)	(8,129)
Proceeds from maturities, prepayments and calls of securities held to maturity	3,938	2,431	8,204
Purchases of securities available for sale	(6,280)	(605)	—
Proceeds from maturities, prepayments and calls of securities available for sale	1,600	200	—
Purchase of Federal Home Loan Bank stock	(119)	(200)	(120)
Net decrease (increase) in loans	1,845	(17,357)	(25,297)
Purchase of premises and equipment	(110)	(165)	(352)
Net cash paid for bank acquisition	—	—	(1,335)
Net cash provided by (used in) investing activities	2,735	(13,941)	(25,596)
Cash Flows From Financing Activities
Net (decrease) increase in deposits	(3,680)	15,178	22,195
Repayment of other borrowings	—	—	(2,000)
Proceeds from Federal Home Loan Bank advances	1,250	—	—
Proceeds from issuance of debt	189	792	—
Proceeds from issuance of common stock	—	387	6,500
Net cash (used in) provided by financing activities	(2,241)	16,357	26,695
Net change in cash and due from banks	559	1,536	1,708
Cash and due from banks:
Beginning	3,244	1,708	—
Ending	$3,803	$3,244	$1,708

	2010	2009	2008
	(in thousands)
Acquisition of Community Bank of Lawndale
Assets purchased:
Cash and due from banks	$—	$—	$1,556
Federal Funds sold	—	—	5,256
Interest-bearing deposits in banks	—	—	1,299
Securities held to maturity	—	—	6,233
Loans	—	—	14,091
Premises and equipment, net	—	—	2,982
Accrued interest receivable and other assets	—	—	1,174
Total assets acquired	—	—	32,591
Liabilities assumed:
Deposits	—	—	29,188
Borrowings	—	—	2,000
Accrued interest payable and other liabilities	—	—	159
Total liabilities assumed	—	—	31,347
Net assets acquired	$—	$—	$1,244
Cash paid for bank acquisition	$—	$—	$2,892
Supplemental Schedule of Noncash Investing and Financing Activities
Real estate acquired in settlement of loans	$319	$—	$—
Notes payable and accrued interest converted to common stock	616	—	—
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$1,061	$1,291	$352
Income taxes	—	—	—

See Notes to Consolidated Financial Statements.

Note 1.                  Summary of Significant Accounting Policies

Business:  Covenant Bancshares, Inc. (the Company) is the bank holding company for Covenant Bank (the Bank), a wholly owned subsidiary.  The Bank provides a full range of financial services to individual customers and small business customers through its offices in Cook County, Illinois.  The Company and the Bank are subject to regulations of certain federal and state regulatory agencies and undergo periodic examinations by these agencies.

Basis of financial statement presentation:  The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts and operations of the Company and the Bank.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates:  In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of deferred tax assets.

Presentation of cash flows:  Cash flows from federal funds sold, interest-bearing deposit in banks, loans originated by the Bank and deposits are reported net.

Interest-bearing deposits in banks:  Interest-bearing deposits in banks mature within one year and are carried at cost.

Securities:  Debt securities are classified as held to maturity and carried at amortized cost when management has the positive intent to hold them to maturity.  Debt securities are classified as available for sale when they might be sold before maturity.  Securities available for sale are carried at fair value, with unrealized holding gains and losses net of tax, reported as a separate component of accumulated other comprehensive income in stockholders’ equity.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.  Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Declines in the fair value of individual available for sale securities below their amortized cost basis that are deemed to be other-than-temporary impairment losses are reflected as realized losses.  In determining whether other-than-temporary impairment exists, management considers many factors, including (1) the length of time and the extent to which the fair value has been less than cost; (2) the financial condition and near-term prospects of the issuer; (3) the current liquidity and volatility of the market for each of the individual security categories; (4) the projected cash flows from the specific security type; (5) the financial guarantee and financial rating of the issuer; (6) if the Company intends to sell the security; and (7) if it is more likely than not that the Company will be required to sell the security before its anticipated recovery.  If either of the conditions in (6) are met, the Company would recognize an other-than-temporary impairment in earnings equal to the difference between the fair value of the security and its adjusted cost basis.  If neither of the conditions are met, the Company determines (a) the amount of credit loss and (b) the amount of impairment related to other factors.  The amount of the credit loss would be included in the consolidated statement of operations as other-than-temporary impairment on securities and as an adjustment to the amortized cost basis.  The portion of the impairment related to other factors is included in other comprehensive income (loss).

Federal Home Loan Bank stock:  The Bank, as a member of the Federal Home Loan Bank of Chicago (the FHLB), is required to maintain an investment in capital stock of the FHLB.  The stock does not have a readily determinable fair value as ownership is restricted and it lacks a ready market.  As a result, this stock is carried at cost and evaluated periodically for impairment.

The investment in the stock of the FHLB of Chicago is considered a long term investment.  Accordingly, when evaluating impairment, the value of the FHLB stock is determined by the ultimate recovery of the par value rather than recognizing temporary declines in value.  The decision of whether impairment exists is a matter of judgment that reflects factors such as operating performance, the severity and duration of declines in the market value of its net assets relative to capital levels, its commitment to make payments in relation to its operating performance, the impact of regulatory and legislative changes, and its liquidity and funding position.  The Bank has concluded that its investment in the stock of FHLB of Chicago was not impaired at December 31, 2010.

Loans:  Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans.  Interest income is accrued on the unpaid principal balance.  Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining the impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.

Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan-by-loan basis by either the fair value of collateral if the loan is collateral dependent, the present value of expected future cash flows discounted at the loan’s effective interest rate, or the loan’s obtainable market price.

Residential real estate and consumer loans are collectively evaluated for impairment.  Accordingly, the Company does not separately identify individual consumer and residential real estate loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

The accrual of interest is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection.  Past due status is based on contractual terms of the loan.  In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on non-accrual or charged-off is reversed against interest income.  The interest on these loans is accounted for on the cash-basis or cost-recovery method until qualifying for return to accrual.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Troubled debt restructurings: A loan is classified as a troubled debt restructuring when a borrower is experiencing financial difficulties that leads to a restructuring of the loan, and the Company grants concessions to the borrower in the restructuring that it would not otherwise consider.  These concessions may include rate reductions, principal forgiveness, extension of maturity date and other actions intended to minimize potential losses.  A loan that is modified at a market rate of interest may no longer be classified as troubled debt restructuring in the calendar year subsequent to the restructuring if it is in compliance with the modified terms.  Performance prior to the restructuring is considered when assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual at the time of the restructuring or after a shorter performance period.

Allowance for loan losses: The allowance for loan losses is established through a provision for loan losses charged to expense.  Loans are charged against the allowance for loan losses when management believes that collectibility of the principal is unlikely.  The allowance is an amount that management believes will be adequate to absorb probable and estimable losses inherent in the loan portfolio and is based on the size and current risk characteristics of the loan portfolio; an assessment of individual problem loans; actual and anticipated loss experience; and current economic events.  These economic events include unemployment levels, regulatory guidance, and general economic conditions.  Determination of the allowance for loan losses is inherently subjective as it requires significant estimates, including amounts and timing of expected future cash flows on impaired loans, valuation of collateral on impaired loans, historical loss experience, and consideration of economic trends which may be susceptible to significant change.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses, and may require it to recognize adjustments to its allowance based on their judgments of information available to them at the time of their examinations.

When establishing the allowance for loan losses, management categorizes loans into risk categories generally based on the nature of the collateral and the basis of repayment.  These risk categories and the relevant risk characteristics are as follows:

Commercial and industrial loans – Commercial loans are loans for commercial, corporate and business purposes, including issuing letters of credit.  The Company’s commercial business loan portfolio is comprised of loans for a variety of purposes and generally is secured by equipment, machinery and other business assets.  Commercial business loans generally have terms of five years or less and interest rates that float in accordance with a designated published index.

Real estate - Construction loans – Construction real estate loans consist of vacant land and property that is in the process of improvement.  Repayment of these loans can be dependent on the sale of the property to third parties or the successful completion of the improvements by the builder for the end user.  Construction loans also run the risk that improvements will not be completed on time or in accordance with specifications and projected costs.  Construction real estate loans generally have terms of one year to eighteen months during the construction period and interest rates based on a designated index.

Real estate - Mortgage loans – Mortgage loans are primarily secured by commercial real estate, multifamily dwellings, and both owner occupied and non-owner occupied 1-4 family homes.  Specific terms vary based on the nature of the loan, but amortizations are generally over 5-30 years.

Loans to individuals – Loans to individuals generally have higher interest rates than mortgage loans.  The risk involved in consumer loans is the type and nature of the collateral and, in certain cases, the absence of collateral.  Consumer loans include vehicle loans and other secured and unsecured loans that have been made for a variety of consumer purposes.

The allowance for loan losses is comprised of two elements:  a general loss exposure element and a specific reserve element for impaired loans.  Each element is discussed below.

General loss exposure element – The Company maintains a general loan loss exposure amount for the four categories of loans in the portfolio - commercial loans, real estate loans, construction real estate loans and consumer loans.  The Company uses a loan loss reserve model that incorporates historical losses over a multi-year period.  Under the loan risk rating system, each loan, with the exception of those included in large groups of smaller-balance homogeneous loans, is risk rated between one and nine by the originating loan officer, credit management, loan review or loan committee.  Loans rated one represent those loans least likely to default and a loan rated nine represents a loss.  Loan balances are multiplied by a historical loss factor for each loan type (which incorporates estimated recoveries) to determine an appropriate level of allowance by loan type.

The general loan loss exposure amount also includes estimated losses resulting from macroeconomic factors.  Macroeconomic factors adjust the allowance for loan losses upward or downward based on the current point in the economic cycle and are applied to the loan loss model through a separate allowance element for the commercial loans, real estate loans, construction real estate loans and consumer loan components.  The Company periodically reviews the factors in order to conclude they are adequate based on current economic conditions.

For loans collateralized by real estate, the Bank also looks at the value of underlying collateral and, for any valuation older than six months, the Bank makes an adjustment to the value based on regional housing price indexes.  The Bank considers loans with adjusted loan to value ratios below 60% a negative qualitative factor based on the Bank’s loss history with low loan-to-value loans.  Estimated loan default factors are multiplied by these balances and deducted from the required general loan loss reserve.

Pools of homogeneous loans with similar risk and loss characteristics are also assessed for probable losses.  These loan pools consist primarily of the Bank’s consumer loans.  Loan balances are multiplied by a historical loss factor.

Specific reserves element – The allowance for loan losses also includes specific reserves on impaired loans.  A loan is considered to be impaired when management believes, after considering collection efforts and other factors, the borrower’s financial condition is such that the collection of all contractual principal and interest payments due is doubtful.

At each quarter-end, impaired loans are reviewed individually, with adjustments made to the calculated reserve for each loan as deemed necessary.  Specific adjustments are made depending on expected cash flows and/or the value of the collateral securing each loan.  The Company obtains a current external appraisal (within 12 months) on real estate related impaired loans and other valuation techniques are used as well, including internal valuations, comparable property analyses and contractual sales information.  For appraisals that are more than six months old, the Company may further discount appraisal values.  This discount is based on an evaluation of market conditions and is in addition to a reduction in value for potential sales costs and discounting that has been incorporated in the independent appraisal.

Transfers of financial assets:  Transfers of financial assets are accounted for as sales when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Premises and equipment:  Land is carried at cost.  Premises and equipment are stated at cost less accumulated depreciation.  Depreciation is computed over the assets’ useful lives using the straight-line method.

Other real estate owned: Real estate acquired through foreclosure or deed in lieu of foreclosure represents specific assets to which the Bank has acquired legal title in satisfaction of indebtedness.  Such real estate is initially recorded at the property’s fair value at the date of foreclosure less estimated selling costs.  Initial valuation adjustments, if any, are charged against the allowance for loan losses.  Property is evaluated regularly to ensure the recorded amount is supported by its current fair value.  Subsequent declines in estimated fair value are charged to expense when incurred.  Revenues and expenses related to holding and operating these properties are included in operations.

Goodwill:  Goodwill represents the excess of cost over fair value of net assets acquired which arose in the acquisition of Community Bank of Lawndale during March 2008.  Goodwill is not amortized but is tested at least annually for impairment.  In 2009, the Company determined goodwill was fully impaired, which resulted in a charge of $1,186,000.

Intangible assets:  Intangible assets consist of core deposit intangibles obtained in the acquisition of Community Bank of Lawndale during March 2008.  Core deposit intangibles (the portion of an acquisition purchase price which represents value assigned to the existing deposit base) have finite lives and are amortized over seven years.  These are evaluated for impairment on an annual basis.  No impairment has been necessary in any year related to these intangible assets.

Prepaid FDIC insurance assessment:  The prepaid FDIC insurance assessment represents the prepayment during December 2009 of the Company’s projected assessments for 2010, 2011 and 2012.  The Company recognizes this as FDIC insurance assessment expense as it is incurred.

Income taxes:  Deferred taxes are provided using the liability method.  Deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amounts of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions are not offset or aggregated with other tax positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  It is the Company’s policy that interest and penalties associated with unrecognized tax benefits are classified as interest expense in the consolidated statements of operations.

There were no uncertain tax positions for which a liability has been recorded at December 31, 2010.  Income tax returns for years 2008 through 2010, with few exceptions, remain open to examinations by federal and state taxing authorities.

Bank Enterprise Award grant:  The Bank Enterprise Award grant is awarded by the U.S. Department of Treasury’s Community Development Financial Institutions (CDFI) Fund to FDIC-insured banks and thrifts for their community and economic development lending activity.  The award is based on lending activity from the previous year.  The Bank records the grant income upon receipt.

Comprehensive income:  Accounting principles require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, net of deferred taxes, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

Earnings (losses) per common share:  Basic earnings (losses) per share represents net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding.  Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued.

Fair value: The accounting standards define fair value, establish a framework for measuring fair value and expand disclosures about fair value measurement.  Fair value is a market-based measurement, not an entity-specific measurement, and the hierarchy gives the highest priority to quoted prices in active markets.  Fair value measurements are disclosed by level within the fair value hierarchy.

Segment reporting:  Management views the Company as one operating segment, therefore, separate reporting of financial segment information is not considered necessary.  Management approaches the Company as one business enterprise which operates in a single economic environment since the products and services, types of customers and regulatory environment all have similar characteristics.

Recent accounting pronouncements:  The following accounting standards were recently issued relating to the financial services industry:

In June 2009, the Financial Accounting Standards Board (FASB) issued new guidance relating to the accounting for transfers of financial assets.  The new guidance, which was issued as SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140, was adopted into Codification in December 2009 through the issuance of Accounting Standards Update (ASU) 2009-16, Transfers and Servicing (Topic 860):  Accounting for Transfers of Financial Assets.  Among other provisions, this ASU eliminates the concept of a “qualifying special-purpose entity” and removes the exception from applying certain accounting guidance to qualifying special-purpose entities.  In addition, this ASU provides guidance as to when a portion of a transferred financial asset can be evaluated for sale accounting, provides additional guidance with regard to accounting for transfers of financial assets and requires additional disclosures.  ASU 2009-16 was effective at the beginning of a reporting entity’s first fiscal year that begins after November 15, 2009.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820):  Improving Disclosures about Fair Value Measurements.  ASU 2010-06 requires new disclosures on transfers into an out of Level 1 and 2 measurements of the fair value hierarchy and requires separate disclosures about purchases, sales, issuances, and settlements relating to the level of disaggregation and inputs and valuation techniques used to measure fair value.  It is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Lever 3 activity of purchase, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010.  The adoption of this pronouncement related to Level 1 and 2 measurements did not have a material impact on the Company’s consolidated financial statements.  The adoption of this pronouncement related to Level 3 measurements is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, Receivables (Topic 310):  Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  ASU 2010-20 requires new disclosures that facilitate financial statement users’ evaluation of the following:  (1) the nature of credit risk inherent in the entity’s portfolio of financing receivables; (2) how that risk is analyzed and assessed in arriving at the allowance for credit losses; and (3) the changes and reasons for those changes in the allowance for credit losses.  The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010.  The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The adoption of this guidance significantly expanded existing disclosure requirements but did not and will not have an impact on the Company’s consolidated financial position, results of operations or cash flows.  The Company will adopt the disclosures provisions related to loans modified in a troubled debt restructuring on July 1, 2011.

In April 2011, the FASB issued ASU 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  ASU 2011-02 amends ASC Topic 310, Receivables, by clarifying guidance for creditors in determining whether a concession has been granted and whether a debtor is experiencing financial difficulties.  ASU 2011-2 is effective for annual periods ending on or after December 15, 2012, and is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2011, the FASB issued ASU 2011-03, Transfers and Servicing (Topic 860) - Reconsideration of Effective Control for Repurchase Agreements.  ASU 2011-03 is intended to improve financial reporting of repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.  ASU 2011-03 removes from the assessments of effective control (i) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and (ii) the collateral maintenance guidance related to that criterion.  ASU 2011-03 is effective for the Company on January 1, 2012, and is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU 2011-02, Fair Value Measurement (Topic 820) Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS. ASU 2011-04 amends ASC Topic 820, Fair Value Measurements and Disclosures, to converge the fair value measurement guidance in U.S. generally accepted accounting principles and International Financial Reporting Standards.  ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles in Topic 820 and requires additional fair value disclosures.  ASU 2011-04 is effective for annual periods beginning after December 15, 2011, and the adoption is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220) - Presentation of Comprehensive Income.  ASU 2011-05 amends Topic 220, Comprehensive Income, to require that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements.  The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  Additionally, ASU 2011-05 requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented.

The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated.  ASU 2011-05 is effective for annual periods beginning after December 15, 2012, and is not expected to have a material impact on the Company’s consolidated financial statements.  In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220) - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05.  ASU 2011-12 defers the specific requirement to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income.  This standard does not defer the requirement to report comprehensive income either in a single continuous statement or in two separate but consecutive financial statements.  While the FASB is considering the operational concerns about the presentation requirements for classification adjustments, entities will continue to report reclassifications out of accumulated comprehensive income consistent with the presentation requirements in effect before ASU 2011-05.  ASU 2011-12 is effective for the Company concurrent with ASU 2011-05.

Reclassifications:  Certain reclassifications have been made to balances, with no effect on net income (loss) or total stockholders’ equity, as of and for the year ended December 31, 2009, to be consistent with the classifications adopted as of and for the year ended December 31, 2010.

Note 2.                  Regulatory Actions and Management’s Plans

In June 2011, the Bank agreed to a Consent Order issued by the Federal Deposit Insurance Corporation (the FDIC) and the Illinois Department of Financial and Professional Regulation (the IDFPR).  The Consent Order contains Articles that address issues ranging from a capital directive, which requires the Bank to achieve and maintain minimum regulatory capital levels (in excess of the statutory minimums to be classified as well-capitalized) to developing a Liquidity plan.

While the Company intends to take such actions as may be necessary to enable the Bank to comply with the Articles, there can be no assurance the Bank will be able to comply fully with those Articles, or that compliance with the Regulatory Agreements, particularly the regulatory capital requirements, will not have material and adverse effects on the operations and financial condition of the Company and the Bank.  Any material failure to comply with the provisions of the Consent Order could result in further enforcement actions by both the FDIC and the IDFPR, or the placing of the Bank into conservatorship or receivership.

The Consent Order with the FDIC and IDFPR restricts the payment of dividends or any other payment representing a reduction in capital from the Bank, without the prior approval of the FDIC.  The Consent Order also requires the Bank to develop a capital plan by July 30, 2011, which shall address, among other things, the Bank’s current and future capital requirements, compliance with minimum capital ratios and the source and timing of additional funds necessary to meet future capital requirements.  Notice would be required regarding the appointment of any new director or senior executive officer.  Finally, the Board of Directors of the Company is required to submit written progress reports to the FDIC within 30 days after the end of each fiscal quarter.

The Consent Order with the FDIC and the IDFPR requires the Bank, among other things:

•	to establish a compliance committee to monitor and coordinate compliance with the Consent Order;

•	to achieve and maintain Tier 1 capital at least equal to 9% of adjusted total assets and at least equal to 13% of risk-weighted assets by July 30, 2011;

•	to develop a profit plan for the Bank by July 30, 2011, which shall, among other things, include specific plans for maintaining adequate capital

•
to revise by July 30, 2011, a liquidity risk management program, which assesses, on an ongoing basis, the Bank’s current and projected funding needs, and ensures that sufficient funds exist to meet those needs;

•
to revise by July 30, 2011, the Bank’s loan policy and commercial real estate concentration management program.  The Bank also must establish a new loan review program to ensure the timely and independent identification of problem loans and modify its existing program for the maintenance of an adequate allowance for loan and lease losses; and

•	to revise by July 30, 2011, a plan to protect the Bank’s interest in certain assets identified by the FDIC and IDFPR or any other bank examiner.

Note 3.                  Business Combinations

On March 12, 2008, the Company acquired all of the outstanding common stock of Community Bank of Lawndale, a $34 million bank headquartered in Chicago, Illinois, which was funded through the issuance of common stock.  The transaction has been accounted for as a purchase and the results of operations since the acquisition date have been included in the consolidated financial statements.  The purchase price of $2,892,000 was allocated based upon the fair value of the assets acquired and liabilities assumed.  The excess of the total acquisition cost over the fair value of the net tangible assets acquired has been allocated to core deposit intangible with the remaining residual recorded as goodwill.

Subsequent to the acquisition, the name of the bank was changed to Covenant Bank.

Note 4.                  Cash and Due from Banks

The Bank is required to maintain balances on hand with the Federal Reserve Bank of Chicago.  At December 31, 2010 and 2009, these balances amounted to approximately $50,000.

The nature of the Bank’s business requires that it maintain amounts due from banks, federal funds sold and interest-bearing deposits in banks which, at times, may exceed federally insured limits.  Management monitors these correspondent relationships and the Bank has not experienced any losses in such accounts.

Note 5.                  Securities

The amortized cost and fair value of securities available for sale and the related gross unrealized gains and losses, follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2010
U.S. Treasury	$2,023	$35	$—	$2,058
Government-sponsored agencies	3,149	18	—	3,167
	$5,172	$53	$—	$5,225
December 31, 2009
Government-sponsored agencies	$401	$1	$—	$402

The amortized cost and fair value of securities held to maturity, with gross unrealized gains and losses, follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2009
Government-sponsored agencies	$3,186	$41	$—	$3,227
Mortgage-backed	752	5	—	757
	$3,938	$46	$—	$3,984

There were no securities held to maturity at December 31, 2010.

Securities with a fair value of approximately $2,150,000 and $602,000 were pledged as collateral on public funds and for other purposes as required or permitted by law as of December 31, 2010 and 2009, respectively.

The amortized cost and fair values of securities available for sale as of December 31, 2010, are shown below (in thousands).

	Available for sale
	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	5,172	5,225
Due after five years through ten years	—	—
Due after ten years	—	—
	$5,172	$5,225

There was $57,000 in gross realized gains on the sales of securities during the year ended December 31, 2010.  There were no gross realized gains or losses on the sales of securities during the year ended December 31, 2009, and the period from inception (March 12, 2008) to December 31, 2008.

Note 6.                  Loans

A summary of the balances of loans follows (in thousands):

	December 31,
	2010	2009
Commercial and industrial	$383	$987
Real estate
Construction	1,758	3,099
1-4 family owner occupied	7,424	8,269
1-4 family non-owner occupied	18,404	14,788
Multi-family	17,431	20,121
Commercial	8,621	9,117
Consumer and other	539	552
	54,560	56,933
Net deferred loan fees	(153)	(117)
Allowance for loan losses	(1,595)	(915)
	$52,812	$55,901

Activity in the allowance for loan losses was as follows (in thousands):

	Years Ended December 31,		Period from inception (March 12, 2008) to December 31,
	2010	2009	2008
Balance at beginning of year	$915	$467	$—
Provision for loan losses	925	497	472
Charge-offs:
Commercial and industrial	—	—	—
Construction real estate	—	—	—
1-4 family real estate	(236)	(45)	—
Multi-family real estate	—	—	—
Commercial real estate	—	—	—
Consumer and other	(9)	(4)	(6)
Total charge-offs	(245)	(49)	(6)
Recoveries:
Commercial and industrial	—	—	—
Construction real estate	—	—	—
1-4 family real estate	—	—	—
Multi-family real estate	—	—	—
Commercial real estate	—	—	—
Consumer and other	—	—	1
Total recoveries	—	—	1
Net charge-offs	(245)	(49)	(5)
Balance at December 31,	$1,595	$915	$467

The following table presents the contractual aging of the recorded investment in past due loans by class of loans as of December 31, 2010 (in thousands):

	Current	30-59 Days Past Due	60-89 Days Past Due	Loans past due 90 days or more	Total Past Due	Total
Commercial and industrial	$273	$—	$—	$110	$110	$383
Real estate Construction	1,678	—	—	80	80	1,758
1-4 family owner occupied	5,882	616	—	926	1,542	7,424
1-4 family non-owner occupied	16,403	912	166	923	2,001	18,404
Multi-family	15,260	1,648	146	377	2,171	17,431
Commercial	5,937	269	341	2,074	2,684	8,621
Consumer	536	3	—	—	3	539
Total loans	$45,969	$3,448	$653	$4,490	$8,591	$54,560
Nonperforming loan classification	$—	$—	$—	$4,490	$4,490	$4,490

The following table presents the recorded investment in nonaccrual loans and loans past due ninety days or more and still accruing by class of loans as of December 31, 2010 (in thousands):

	Nonaccrual	Loans past due 90 days or more and still accruing
Commercial	$110	$—
Real estate: Construction	80	—
1-4 family owner occupied	926	—
1-4 family non-owner occupied	789	134
Multi-family	377	—
Commercial	2,074	—
Consumer	—	—
Total	$4,356	$134

Nonaccrual loans and loans past due ninety days or more were approximately $1,900,000 at December 31, 2009.  The reduction in interest income associated with loans on nonaccrual status was approximately $115,000, $96,000, and none for the years ended December 31, 2010 and 2009, and for the period from inception (March 12, 2008) to December 31, 2008.

The Company categorizes loans into the following risk categories based on relevant information about the ability of borrowers to service their debt:

Pass – A pass asset is well protected by the current worth and paying capacity of the obligor (or guarantors, if any) or by the fair value, less cost to acquire and sell, of any underlying collateral in a timely manner.

Special Mention – A special mention asset possesses potential weaknesses that deserve management’s close attention.  If left uncorrected, these potential weaknesses may result in the deterioration of the repayment prospects for the loan.  Special mention loans are not adversely classified and do not expose the bank to sufficient risk to warrant adverse classification.  The key distinctions of special mention classification are that (1) it is indicative of an unwarranted level of risk, and (2) weaknesses are considered “potential” versus “defined” impairments to the primary source of loan repayment.

Substandard – A substandard asset possesses unacceptable business or personal credit where normal repayment is in jeopardy and there is a distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.  The asset is inadequately protected by the current tangible net worth and/or paying capacity of the obligor or the pledged collateral.

Doubtful – A doubtful asset has all the weaknesses inherent in a Substandard asset with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions, and value, highly questionable and improbable.

Loans listed as not rated are included in groups of homogeneous loans with similar risk and loss characteristics.

The following tables present the risk category of loans by class of loans based on the most recent analysis performed and the contractual aging as of December 31, 2010 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$273	$—	$110	$—	$383
Real estate: Construction	1,678	—	80	—	1,758
1-4 family non-owner occupied	17,487	1	916	—	18,404
Multifamily	17,054	16	361	—	17,431
Commercial	6,124	212	2,285	—	8,621
Total	$42,616	$229	$3,752	$—	$46,597

	Performing	Non-Performing
Real estate: 1-4 family owner occupied	$6,498	$926
Consumer	539	—
Total	$7,037	$926

The following is a summary of information pertaining to impaired loans (in thousands):

	December 31,
	2010	2009
Impaired loans for which an allowance has been provided	$3,541	$1,136
Impaired loans for which no valuation allowance has been provided	2,675	1,713
Total impaired loans	$6,216	$2,849
Allowance related to impaired loans	$1,276	$354

	Years Ended December 31,		Period from inception (March 12, 2008) to December 31,
	2010	2009	2008
Average investment in impaired loans	$2,464	$1,739	$332
Interest income recognized on impaired loans	71	21	8
Interest income recognized on a cash basis on impaired loans	54	21	8

Impaired loans include approximately $1,051,000 and $211,000 of loans that have been modified under a troubled debt restructuring at December 31, 2010 and 2009.  One loan modified of $211,000 under a troubled debt restructuring was performing under the new terms and was on accrual at December 31, 2010.  All other loans modified under a troubled debt restructuring in 2010 and 2009 were on non-accrual.  The increase in impaired loans was primarily attributable to impaired real estate loans, as a result of significant declines in valuations of real estate collateral in 2010 and 2009.

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2010 (in thousands):

	Unpaid Principal Balance	Recorded Investment	Partial Charge-offs	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial and Industrial	$—	$—	$—	$—
Real estate:
Construction	79	79	—	—
1-4 family (combined)	708	708	—	—
Multi-family	324	324	—	—
Commercial	1,563	1,563	—	—
Consumer	1	1	—	—
Total	$2,675	$2,675	$—	$—
With an allowance recorded: Commercial and Industrial	$—	$—	$—	$—
Real estate:
Construction	304	304	—	106
1-4 family (combined)	1,206	1,206	—	518
Multi-family	473	473	—	179
Commercial	1,530	1,530	—	472
Consumer	28	28	—	1
Total	$3,541	$3,541	$—	$1,276

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2010 (in thousands):

	Commercial	Construction real estate	1-4 Family real estate (combined)	Multi-family real estate	Commercial real estate	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$106	$518	$179	$472	$1	$1,276
Collectively evaluated for impairment	—	10	175	86	42	6	319
Total ending allowance balance	$—	$116	$693	$265	$514	$7	$1,595
Loans:
Individually evaluated for impairment	$—	$383	$1,914	$797	$3,093	$29	$6,216
Collectively evaluated for impairment	383	1,375	23,914	16,634	5,528	510	48,344
Total ending loans balance	$383	$1,758	$25,828	$17,431	$8,621	$539	$54,560

Executive officers, directors and principal shareholders of the Company, including their families and companies of which they are principal owners, are considered to be related parties.  There were $207,000 and $0 in loans or commitments to lend to related parties as of December 31, 2010 and 2009, respectively.

Note 7.                  Premises and Equipment

Premises and equipment are summarized as follows (in thousands):

	December 31,
	2010	2009
Land	$390	$390
Building and building improvements	2,358	2,324
Furniture and equipment	828	788
	3,576	3,502
Less: accumulated depreciation	837	595
	$2,739	$2,907

Depreciation and amortization expense for the years ended December 31, 2010 and 2009, and the period from inception (March 12, 2008) to December 31, 2008, amounted to $278,000, $337,000 and $255,000, respectively.

The Company became subject to a lease on March 12, 2008, for a banking facility previously leased by the acquired bank.  The lease terms are for monthly payments including rent totaling $5,893 and common area maintenance.  This lease will expire in January 2013 and has an option to extend the term for an additional three years.  The monthly rent payments increase 3% annually every February.

The future minimum annual rent commitments for these leases of such space are as follows at December 31, 2010 (in thousands):

2011	$67
2012	69
$136

Note 8.                  Intangible Assets

The Company has core deposit intangible assets that had, as of December 31, 2010, a remaining amortization period of approximately 4.3 years.  The following presents the estimated amortization expense of other intangibles as of December 31, 2010 (in thousands):

2011	$66
2012	66
2013	66
2014	66
2015	13
$277

The following table presents the core deposit intangible assets as of December 31, 2010 and 2009.

	2010	2009
Balance, beginning of period	$343	$409
Amortization expense	66	66
Balance, end of period	$277	$343
Gross carrying amount	$462	$462
Accumulated amortization	185	119
Net book value	$277	$343

Note 9.                  Deposits

The composition of interest-bearing deposits follows (in thousands):

	December 31,
	2010	2009
NOW and money market accounts	$7,234	$4,739
Savings	8,532	10,036
Time deposit certificates, $100,000 or more	21,057	13,881
Other time deposit certificates	19,136	32,336
	$55,959	$60,992

The Bank had approximately $11,900,000 and $25,600,000 in brokered deposits as of December 31, 2010 and 2009, respectively, which are included in other time deposit certificates.

At December 31, 2010, maturities of certificates of deposit are summarized as follows (in thousands):

2011	$18,739
2012	13,765
2013	6,934
2014	302
2015	453
$40,193

Note 10.                  Notes Payable

The composition of short-term borrowings follows (in thousands):

	December 31,
	2010	2009
Senior convertible notes	$365	$792

The senior convertible notes were issued throughout 2009 and 2010 and pay interest at maturity at a fixed rate of 8.00% per annum.  The scheduled maturity of the notes is twelve months from the issue date and are convertible under certain circumstances into shares of common stock at a conversion ratio of one and one-half times the book value per share.  In 2010, certain notes were converted upon maturity to 75,678 shares of common stock.  Other notes were renewed at similar terms.  There were no notes converted or renewed in 2009.

Note 11.                  Federal Home Loan Bank Advances

The Bank had total advances from the Federal Home Loan Bank of approximately $1,250,000 at December 31, 2010.  The interest rate on the advance was 0.5% at December 31, 2010, and was due and renewable on a daily basis.  The amount was fully paid off on January 31, 2011.

Note 12.                  Income Taxes

There were no income taxes for the years ended December 31, 2010 and 2009, or for the period from inception (March 12, 2008) to December 31, 2008.  The table below presents a reconciliation of the amount of income taxes determined by applying the U.S. federal income tax rate to pretax income (in thousands):

	Years Ended December 31,		Period from inception (March 12, 2008) to December 31,
	2010	2009	2008
Federal income tax at statutory rate	$(400)	$(647)	$(406)
Increase (decrease) due to:
Change in valuation allowance	542	670	450
State income tax, net of federal benefit	(55)	(32)	(56)
Income taxed at lower rate	11	7	12
Other	(98)	2	—
	$—	$—	$—

Deferred tax assets and liabilities consist of the following (in thousands):

	At December 31
	2010	2009
Deferred tax assets:
OREO	$42	$—
Deferred loan fees/costs	60	—
Other	12	5
Net operating loss carryforward of the Company	530	826
Net operating loss carryforward of the acquired bank	945	945
Allowance for loan losses	619	171
	2,208	1,947
Deferred tax liabilities:
Amortization of intangibles	—	(28)
Depreciation	39	(227)
Prepaid expenses	(55)	42)
Valuation Allowance	(2,192)	(1,650)
Net deferred tax asset	$—	$—

Due to the Company being in a cumulative loss position as of December 31, 2010 and 2009, a valuation allowance was recorded on the net deferred tax assets.  Realization of deferred tax assets is dependent upon sufficient future taxable income during the period for which temporary differences and carryforwards are expected to be available to reduce taxable income.

The Company has a net operating loss carryforward for both Federal and Illinois.  A portion of the Federal and State net operating loss carryforward was acquired in 2008 and is subject to limitation under IRC §382.

Federal:

As of December 31, 2010, the Company had a Federal net operating loss carryforward of $9,467,000.  Of this amount, $8,138,000 was acquired and is subject to an IRC §382 limitation.  Of the $8,138,000 that was acquired and is subject to an IRC §382 limitation, only $2,434,000 can be used over the next 20 years due to limitation.  The remaining $5,703,000 of the net operating loss cannot be utilized by the Company.

The Company has IRC §382 limited Federal NOL of $2,434,000 that will begin to expire in 2018 and non-IRC §382 limited Federal NOL of $1,330,000 that will begin to expire in 2028.

The Federal NOL subject to an IRC §382 limitation is not available for use by the Company and has not been included in the deferred inventory within this tax footnote for 2010 and 2009.

State of Illinois:

As of December 31, 2010, the Company had an Illinois net operating loss carryforward of $11,902,000.  Of this amount, $10,280,000 was acquired and is subject to an IRC §382 limitation.  Of the $10,280,000 that was acquired and is subject to an IRC §382 limitation, only $2,434,000 can be used over the next 20 years due to limitation.  The remaining $7,846,000 of the net operating loss cannot be utilized by the Company.

The Company has IRC §382 limited Illinois NOL of $2,434,000 that will begin to expire in 2015 and non-IRC §382 limited Federal NOL of $1,622,000 that will begin to expire in 2020.

The Illinois NOL subject to an IRC §382 limitation is not available for use by the Company and has not been included in the deferred inventory within this tax footnote for 2010 and 2009.

Note 13.                  Benefit Plan

The Company has a 401(k) plan that covers substantially all employees.  Participants can make tax-deferred contributions.  The Company matches contributions equal to 50 percent of each participant’s contribution up to 6 percent of wages.  Plan contribution expense was $25,000 and $24,000 for the years ended December 31, 2010 and 2009, respectively, and $13,000 for the period from inception (March 12, 2008) to December 31, 2008.

Note 14.                  Commitments, Contingencies and Credit Risk

Credit related to financial instruments:  The Company is party to credit related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.

The Company’s exposure to credit loss is represented by the contractual amount of these commitments.  The Company follows the same credit policies in making commitments as it does for on-balance-sheet instruments.

A summary of the Company’s commitments is as follows (in thousands):

	December 31,
	2010	2009
Commitments to extend credit	$1,091	$2,418

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Company, is based on management’s credit evaluation of the party.

Contingencies:  In the normal course of business, the Company is involved in various legal proceedings.  In the opinion of management, any liability resulting from pending proceedings would not be expected to have a material adverse effect on the Company’s financial statements.

Concentrations of credit risk:  In addition to financial instruments with off-balance-sheet risk, the Company, to a certain extent, is exposed to varying risks associated with concentrations of credit.  Concentrations of credit risk generally exist if a number of borrowers are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by economic or other conditions.

The Company conducts substantially all of its lending activities in Cook County, Illinois and the surrounding communities.  Loans granted to businesses are primarily secured by business assets, investment real estate, owner-occupied real estate or personal assets of commercial borrowers.  Loans to individuals are primarily secured by personal residences or other personal assets.  Since the Company’s borrowers and its loan collateral have geographic concentration in its primary market area, the Company could have exposure to declines in the local economy and real estate market.

Note 15.                  Dividend Restrictions and Regulatory Capital Requirements

Provisions of the Illinois banking laws place restrictions upon the amount of dividends that can be paid.  The availability of dividends may be further limited because of the need to maintain capital ratios satisfactory to applicable regulatory agencies.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

As presented in Note 2, on June 1, 2011, the Company announced that, in coordination with, and at the request of, both the Federal Deposit Insurance Corporation (the FDIC) and the Illinois Department of Financial and Professional Regulation (the IDFPR), the Bank has entered into a Consent Order (the Order).  While the Order requires the Bank to develop a capital plan to address the Bank’s capital requirements, it did not contain any changes with respect to the minimum capital ratios required for the

Company.  The Order, however, increases significantly the minimum capital ratios for the Bank to achieve and maintain by July 30, 2011.  Under the Order, the minimum capital ratios are as follows:  Tier 1 Leverage was increased to 9% and Tier 1 Risk-Based was increased to 13%.

As of December 31, 2010, although the Bank was in compliance with the previous minimum capital ratios, it would not have been in compliance with the new higher minimum capital ratios discussed above.  The FDIC and IDFPR may require a bank classified below “well capitalized” to comply with certain mandatory or discretionary supervisory actions as if the bank were in the next lower capital category.  In addition, the FDIC and the IDFPR could issue a prompt corrective action directive, which could result in the Bank being placed into receivership and as a result could also cause the Company to be unable to continue as a going concern.

The Bank continues to experience significant loan quality issues due to the housing cycle.  The impact of the current financial crisis in the U.S. and abroad is having far-reaching consequences and it is difficult to estimate when the economy will begin to recover.

We have determined that significant additional sources of capital will be required for us to continue operations.  The Company’s Board of Directors has formed a Strategic Planning Committee.  There can be no assurance that the Company will succeed in this endeavor and be able to comply with the new regulatory requirements.  In addition, a transaction, which would likely involve equity financing, would result in substantial dilution to our current stockholders and could adversely affect the price of our common stock.  If the Company does not comply with the new capital requirements contained in the Order, the regulators may take additional enforcement action against the holding company and the Bank.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined).  While management believes, as of December 31, 2010, the Bank met all capital adequacy requirements to which they are subject, as a result of the Order it was no longer in compliance with applicable capital requirements as of July 30, 2011.

The Bank’s capital amounts and ratios are presented in the following table (dollar amounts in thousands):

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2010
Total Capital (to risk-weighted assets)	$3,942	9.37%	$3,027	8.00%	$3,784	10.00%
Tier I Capital (to risk-weighted assets)	3,446	8.09%	1,514	4.00%	2,271	6.00%
Tier I Capital (to average assets)	3,446	4.81%	2,866	4.00%	3,582	5.00%
December 31, 2009
Total Capital (to risk-weighted assets)	$5,402	13.27%	$3,256	8.00%	$4,070	10.00%
Tier I Capital (to risk-weighted assets)	4,888	12.01%	1,628	4.00%	2,442	6.00%
Tier I Capital (to average assets)	4,888	6.83%	2,853	4.00%	3,579	5.00%

As of November 30, 2011, the Company issued $335,000 in convertible debentures (8% yield, due in one year at the Company’s preference at 1.5 times book value into common stock) and $550,000 in preferred stock (2% yield).  Of the $885,000 issued, $750,000 was passed down to the Bank to increase capital.

At December 31, 2010, the Bank had a Total capital ratio of 9.37%, a Tier 1 capital to risk-weighted assets ratio of 8.09% and a Tier 1 capital to average assets ratio of 4.81%.  These unaudited ratios were 8.32%, 7.05% and 4.43%, respectively, at December 31, 2011.  If the Bank does not achieve and maintain the required capital ratios, it could be subject to further regulatory action.  All customer deposits remain fully insured to the limits set by the FDIC.

Note 16.                  Fair Value of Financial Instruments

The Company applies the accounting standard, Fair Value Measurements and Disclosures (Standards), for assets and liabilities measured and reported at fair value.  The Standard defines fair value, establishes a framework for measuring fair value and disclosures about fair value measurements.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  Fair value requires the use of valuation techniques that are consistent with the market approach, the income approach and/or cost approach in the determination of fair value.  Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability.  Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.  In that regard, the Standard establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The fair value hierarchy is as follows:

Level 1:  Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2:  Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3:  Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

A description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Securities Available for Sale:  The fair value of the Bank’s securities available for sale are determined using Level 1 and Level 2 inputs from independent pricing services.  Level 1 fair value measurements consider quoted prices.  Level 2 inputs consider observable data that may include dealer quotes, market spread, cash flows, treasury yield curve, trading levels, credit information and terms, among other factors.

The following table summarizes assets and liabilities measured at fair value on a recurring basis as of December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

	Fair Value Measurements at December 31, 2010 Using
	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
U.S. Treasury	$2,058	$2,058	$—	$—
Government-sponsored agencies	3,167	—	$3,167	$—

	Fair Value Measurements at December 31, 2009 Using
	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
Government-sponsored agencies	$402	—	$402	$—

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with generally accepted accounting principles.  These include assets that are measured at the lower of cost or market that were not recognized at fair value below cost at the end of the period,

Impaired Loans:  Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value.  Fair value is measured based on the value of the collateral securing these loans and is classified at a Level 3 in the fair value hierarchy.  Collateral may be real estate and/or business assets including equipment, inventory and/or accounts receivable and is determined based on appraisals by qualified licensed appraisers hired by the Company.  Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business.  At December 31, 2010 and 2009, there were $6,216,000 and $2,849,000, respectively, in impaired loans valued at $4,940,000 and $2,495,000, respectively, using Level 3 inputs.

Other Real Estate Owned:  Other real estate owned, upon initial recognition, are measured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the real estate.  The fair value of foreclosed assets, upon initial recognition, are estimated using Level 3 inputs based on customized discounting criteria.  At December 31, 2010, there was $319,000 in other real estate owned valued using Level 3 inputs.  There was no other real estate owned at December 31, 2009.

Disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet is required.  Fair value is determined under the framework established by Fair Value Measurements, based upon criteria noted above.  Certain financial instruments and all non-financial instruments are excluded from the disclosure requirements.  Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.  The following information presents estimated fair values of the Company’s financial instruments as of December 31, 2010 and 2009, and the methods and assumptions used to estimate those fair values.

The following methods and assumptions were used by the Company in estimating the fair value disclosures for financial instruments:

Cash and Due from Banks and Federal Funds Sold.  The carrying amounts of cash and short-term instruments approximate fair values.

Securities.  For U.S. Treasury, U.S. Government agency, and Mortgage-backed securities, fair values are based on market prices or dealer quotes.  For other securities, fair value equals quoted market price if available.  If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Federal Home Loan Bank Stock.  The carrying value of Federal Home Loan Bank stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank.

Loans.  The fair value of all non impaired loans is estimated by discounting the future cash flows adjusted for credit risk using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Deposits.  The fair value of demand deposits, savings accounts, NOW and money market accounts is the amount payable on demand at the reporting date.  The fair value of fixed-maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

Federal Home Loan Bank advances and notes payable:  Fair values for Federal Home Loan Bank advances are estimated using discounted cash flow analysis based on interest rates currently being offered for advances with similar terms.  The carrying amount of the Company’s note payable approximates fair value.

Accrued interest:  The carrying amounts of accrued interest receivable and payable approximate their fair values.

Off-balance-sheet instruments:  Fair values for the Company’s off-balance-sheet instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining term of the agreements and the counterparties’ credit standing.  There is no material difference between the notional amount and the estimated fair value of off-balance-sheet items, which are primarily comprised of commitments to extend credit, which are generally priced at market at the time of funding.

The estimated fair values, and related carrying amounts, of the Company’s financial instruments at December 31, 2010 and 2009, are as follows:

	2010		2009
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and due from banks	$3,803	$3,803	$3,224	$3,244
Federal funds sold	1,105	1,105	2,708	2,708
Securities available for sale
US Treasury	2,058	2,058	—	—

	2010		2009
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Government-sponsored agencies	3,167	3,167	402	402
Securities held to maturity
Government-sponsored agencies	—	—	3,186	3,227
Mortgage-backed securities	—	—	752	757
Federal Home Loan Bank stock, at cost	439	439	320	320
Loans, net	52,812	52,921	55,901	55,777
Accrued interest receivable	273	273	353	355
Financial liabilities:
Deposits	62,881	62,319	66,561	66,040
Notes payable	365	365	792	792
Federal Home Loan Bank advances	1,250	1,250	—	—
Accrued interest payable	56	56	97	97

Changes in the methods and assumptions used to estimate the fair values of each class of financial instrument above may have a material effect on those estimated values.  Also it should be noted that reasonable comparability between financial institutions may not be likely due to the various valuation techniques permitted and numerous estimates which must be made given the absence of secondary markets for many of the financial instruments.  The lack of uniform valuation methods also introduces a greater degree of subjectivity to these estimated fair values.

Note 17.                  Parent Only Financial Statements

Covenant Bancshares, Inc.
Balance Sheets
December 31, 2010 and 2009

	2010	2009
	(in thousands)
Assets
Cash and due from banks	$37	$142
Accounts receivable	—	1
Investment in subsidiary	3,776	4,583
Total assets	$3,813	$4,726
Liabilities and Stockholders’ Equity
Liabilities
Notes payable	$365	$792
Interest payable	17	26
Other liabilities	30	29
Total liabilities	412	847
Stockholders’ equity	3,401	3,879
Total stockholders’ equity	3,401	3,879
Total liabilities and stockholders’ equity	$3,813	$4,726

Covenant Bancshares, Inc.
Statement of Operations
Years Ended December 31, 2010 and 2009

	2010	2009
	(in thousands)
Interest income	$1	$2
Total interest income	1	2
Interest expense	47	11
Total interest expense	47	11
Net interest expense	(46)	(9)
Equity in undistributed loss from subsidiary	(899)	(1,475)
Net interest expense after loss from Covenant Bank	(945)	(1,484)
Noninterest expenses:
Salaries and employee benefits	116	232
Occupancy and equipment expense	5	3
Professional fees	46	62
Stock transfer fees	28	33
Franchise tax	—	30
Other	6	4
	201	364
Net loss	$(1,146)	$(1,848)

Covenant Bancshares, Inc.
Statement of Cash Flows
Years Ended December 31, 2010 and 2009

	2010	2009
	(in thousands)
Cash Flows From Operating Activities
Net loss	$(1,146)	$(1,848)
Adjustments to reconcile net loss to net cash used in operating activities:

Increase (decrease) in accrued interest payable and other liabilities
	(1)	(247)
Equity in undistributed net loss of subsidiary	899	1,475
Net cash used in operating activities	(248)	(620)
Cash Flows From Investing Activities
Cash paid for capital contributions to subsidiary	(40)	(692)
Net cash used in investing activities	(40)	(692)
Cash Flows From Financing Activities
Net increase in notes payable and other borrowings	183	792
Cash proceeds from issuance of common stock	—	389
Net cash provided by financing activities	183	1,181
Net change in cash and due from banks	(105)	(131)

	2010	2009
	(in thousands)
Cash and due from banks:
Beginning	142	273
Ending	$37	$142
Supplemental Schedule of Noncash Investing and Financing activities
Notes payable and accrued interest converted to common stock	$616	$—
Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$56	$—

Note 18.                  Fourth Quarter Results

As a result of management’s analysis of subsequent events, the Bank recorded loan charge-offs of $438,000, reversed $109,000 of accrued interest on impaired loans, and wrote down the OREO balance by $100,000 in the fourth quarter of 2010.  These charges contributed to a net loss of $806,000 being reported by the Company for the quarter ended December 31, 2010.

Item 9.                  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.               Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, the Company’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective, in all material respects, to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms.

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  The internal control process has been designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, utilizing the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets; and provide reasonable assurances that:  (1) transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States; (2) receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s financial statements are prevented or timely detected.

All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on our assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2010 was not effective.  Our management identified material weaknesses in the Company’s internal control over the loan administration process and the financial reporting process.  A material weakness, as defined in the standards established by the Public Company Accounting Oversight Board, is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a corporation’s annual or interim financial statements will not be prevented or detected on a timely basis.

Although we are in process of implementing initiatives aimed at addressing the material weaknesses and preventing additional material weaknesses from occurring.  Failure to achieve and maintain effective internal control over financial reporting could result in our not being able to report accurately our financial results, prevent or detect fraud or provide timely and reliable financial information pursuant to our reporting obligations as a public company, which could have a material adverse effect on our business, financial condition and results of operations.  It also could cause our investors to lose confidence in the financial information reported by us, adversely affecting the price of our common stock.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B.                 Other Information

None.

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance.

As of December 31, 2010, the Board of Directors of the Company consisted of William S. Winston, Herman L. Davis, Belinda Whitfield, Addie Husbands and Jay Plourde.  Addie Husbands resigned from the Board on February 29, 2012.

The following sets forth the background and experience of the Company’s Board of Directors and senior management team.

William S. (Bill) Winston (66) is the Chairman of the Board of Directors and Chief Executive Officer of the Company.  In 1989, Dr. Winston founded the Living Word Christian Center, a 17,000-member church located in Forest Park, Illinois, and he continues to serve as its Pastor.  The Living Word Christian Center has a broad range of entities including a Bible Training Center, a School of Ministry and Missions, the Joseph School of Business, the Forest Park Plaza shopping mall, the Living Word Christian Academy and many others.  Dr. Winston also hosts the Believer’s Walk of Faith television and radio broadcast, which reaches more than 80 million households nationwide and overseas.  Prior to joining the ministry, Dr. Winston worked for IBM Corporation, where he rose from a marketing representative to regional marketing manager in IBM’s Midwest region.  In that position, he was responsible for more than $35 million in sales revenues per year.  Prior to joining IBM, Dr. Winston served as a fighter pilot in the U.S. Air Force, where he received numerous awards and medals in recognition of his superior skills and accomplishments.

Herman L. Davis (59) is the Senior Vice President, Chief Financial Officer, Secretary, Treasurer and a director of the Company and the President, the Chief Operating Officer and a director of the Bank.  Mr. Davis has 35 years of commercial banking experience, all of which has been with financial institutions in the State of Illinois.  Prior to joining the Company, he served as senior vice president and cashier of Advance Bancorp, Inc. (now a part of Charter One Bank) from 1997 to 2003.  Previously, he served as Senior Vice President of Lending and senior vice president of operations for Independence Bank of Chicago and Drexel National Bank of Chicago (which later became part of Shore Bank of Chicago) from 1987 to 1997.  As senior vice president of Advance Bancorp, Inc., Mr. Davis’s responsibilities included branch operations, regulatory supervision, data processing, consumer lending, credit administration, security, budgeting and data processing.  Prior to joining Advance Bancorp, Inc., Mr. Davis served as vice president of Corporate Services for Shore Bank of Chicago from 1996 to 1997, where he was responsible for growing the asset base of the bank through middle-market services.  He joined Independence Bank and Drexel National Bank as senior vice president and supervised the growth of the bank’s loan portfolio with community lending and specialized services.  He also served as a nonvoting member of the Board of Directors of Independence Bank from 1987 to 1996.  Since 2003, Mr. Davis has been involved with the Company and its efforts to organize or acquire a bank.

Addie D. Husbands (59) was a director of the Company and of the Bank from September 28, 2010 until February 29, 2012.  Ms. Husbands, a retired transportation official, served in various capacities in a regional and national railroad company through the superintendent level from 1988 to 2009.  During this time, Ms. Husbands mentored numerous subordinates and oversaw various departments.  Prior to entering the transportation industry, Ms. Husbands was employed by American National Bank and Trust Company.  With more than 30 years of experience in the transportation industry, Ms. Husbans has a strong background in management and operations.

Jay C. Plourde (57) is a director of the Company and of the Bank and an Executive Director and Head of Equities at CLSA Asia Pacific Markets, Ltd. in New York, New York, a brokerage and investment group, where he has worked since 2007.  Mr. Plourde was appointed to the Board on

September 28, 2010.  Before joining CLSA Asia Pacific Markets, Inc., Mr. Plourde founded, and was Chief Executive Officer of, SCIUS Capital.  Prior to founding SCIUS Capital in 2000, Mr. Plourde held several executive positions with Credit Suisse First Boston, Credit Lyonnais and CBS Publishing Group.  In 1987, he helped establish and develop a research and publishing start-up, 13D Research Inc., and co-founded the 21st Century Digital Industries Fund, L.P. in 1992.  He currently serves on the board of EAI Corporation.  Previously he served on the boards of Atlantic Stem Cell Technologies, HydroFuel systems Inc., Cold Spring Harbor Research Laboratory and Filter Control Technologies.  Through his prior work in the investment banking industry and current investment firm positions, Mr. Plourde brings to the Board a diverse array of business experiences and extensive knowledge of corporate governance matters.

Belinda Whitfield (49) is a director of the Company and of the Bank, a principal of Whitfield and Associates LLC and Treasurer of the Living Word Christian Center.  Ms. Whitfield was appointed to the Board on March 25, 2008.  Before Whitfield and Associates, Ms. Whitfield rose through the ranks at Heitman Properties Ltd., a real estate management company, leaving in 1996 at the manager level.  She currently provides a range of accounting and consulting services to multiple clients, concentrating on faith-based organizations.  Through her prior work in the real estate industry and current accounting firm position, Ms. Whitfield brings to the Board a diverse array of business experience and extensive knowledge of accounting and auditing matters and is a particularly valuable resource to the members of Company’s financial management.  Ms. Whitfield was appointed President and CEO of the Bank on January 3, 2012.  Ms. Whitfield is managing the Bank as the Company works to add capital and turn around its banking operations.

On December 14, 2010, John Sorensen, the Company’s President and CEO, tendered his resignation.  Effective upon his resignation, the board of directors appointed William S. Winston as Chief Executive Officer.

Section 16(a) Beneficial Ownership Reporting Compliance

Beginning in July 2011, the Board of Directors of the Company voluntarily decided to begin to purchase shares from other holders using their monthly Board fees for these purchases.  As a result of this decision, certain Board members have purchased shares of the Company’s common stock, which were not reported on Form 4 or Form 5.  William Winston, the Company’s Chairman and CEO, or entities affiliated with Dr. Winston purchased 200 shares at $10 per share on July 7, 2011, 20 shares at $10 per share on November 14, 2011, 10 shares at $10 per share on February 21, 2012 and 10 shares at $10 per share on March 23, 2012.  Herman Davis purchased 20 shares at $10 per share on November 14, 2011, 10 shares at $10 per share on February 21, 2012 and 10 shares at $10 per share on March 23, 2012.  Belinda Whitfield purchased 20 shares at $10 per share on November 14, 2011, 10 shares at $10 per share on February 21, 2012 and 10 shares at $10 per share on March 23, 2012.  Addie Husbands purchased 40 shares at $10 per share on November 14, 2011 and 10 shares at $10 per share on February 21, 2012.

Code of Ethics

The Company has adopted a Code of Ethics.  This code applies to the directors of the Company.  A copy of the Code of Ethics is filed as an exhibit to this report.

Item 11.                 Executive Compensation.

Summary Compensation Table

The following table summarizes the compensation earned during the years ended December 31, 2010 and 2009 by the persons who at the Company held the positions of “Principal Executive Officer” and “Principal Financial Officer.”  No other executive officer of the Company or the Bank earned and/or received total compensation in excess of $100,000 in 2010 and 2009.

Name and Principal Position	Year	Annual Salary	Other Compensation		Total
William S. Winston, Chief Executive Officer	2010	$0	$1,200		$1,200

John L. Sorensen, Jr.,* Former President and CEO	2010	157,750	7,200	(1)	164,950
	2009	157,750	7,200	(1)	164,950
Herman L. Davis, Senior Vice President, Chief Financial Officer, Secretary and Treasurer	2010	120,000	7,200	(1)	127,200
	2009	120,000	7,200	(1)	127,200
____________
*           Mr. Sorensen submitted his resignation on December 16, 2010.
(1)           Consists of $1,200 in director fees and $6,000 automobile allowance.

Mr. Davis is also eligible for the 401(k) match of up to 3 percent of his base salary.  There are no bonus plans or stock options of any kind available to the named executive officers.

The Company has not established any plans that provide for payments or other benefits at, following or in connection with retirement of its named executive officers.  At present, the Company does not have employment agreements with any of its named executive officers.

The Company has not established any equity or non-equity incentive plans for its named executive officers, although it may do so in the future.

At the present time, the only element of compensation is the base salary, director fees and a 3 percent 401(k) match.  As of the date hereof, the Company has not established a compensation committee of the Board of Directors.  The functions that would be performed by such committee are performed by our Board of Directors.

Since the Company has not established any incentive compensation programs and has only paid base salaries and automobile allowances in the past, management believes that there are no compensation and incentive risks that are reasonably likely to have a material adverse effect on the Company.

Director Compensation

Company and Bank directors each receive $100 per meeting for attendance at each Board of Directors meeting.  The Company intends to form committees of the Board of Directors, and additional fees may be established for service on such committees.  The following table sets forth the compensation paid by the Company and the Bank to each of the Company’s directors in 2010.

	Year Ended December 31, 2010
Name	Fees Earned or Cash Paid	Total
William S. Winston	$1,200	$1,200
John L. Sorensen, Jr.*	1,200	1,200
Herman L. Davis	1,200	1,200
Addie D. Husbands**	500	500
Jay C. Plourde	200	200
Belinda Whitfield	1,200	1,200
____________
*           Mr. Sorensen’s positions with the Board of Directors of the Company and the Bank were terminated when he resigned from the Company on December 16, 2010.
**           Ms. Husbands resigned from the Board of Directors on February 29, 2012.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as to the Company’s common stock beneficially owned as of March 31, 2012 by (1) each director and named executive officer, (2) all directors and executive officers of the Company and the Bank as a group and (3) persons known to the Company to be the beneficial owner of 5 percent or more of the Company’s common stock.

	March 31, 2012
Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Ownership of Common Stock Outstanding
Directors and Named Executive Officers1,2
William S. Winston3	72,580	9.48%
Herman L. Davis	20,840	2.72%
Belinda Whitfield	240	*
Jay C. Plourde	4,769	*
Directors and Officers as a group	98,429	12.85%
____________
(1)	Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended.
(2)	The address for each director and executive officer is 7306 West Madison Street, Forest Park, Illinois 60130.
(3)
Does not include the number of shares of common stock that could be issued to Dr. Winston upon conversion of $565,425 of the Company’s senior convertible notes at maturity based upon the book value of the Company’s stock at 1.5 times the dollar amount of the debt.

*	Less than 1%.

The Company is not aware of any other person owning five percent or more of the Company’s outstanding common stock other than William S. Winston.

Item 13.                 Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

The Company and the Bank have conducted, and expect to continue the practice of conducting, banking transactions in the ordinary course of business with their directors, executive officers, employees, and affiliates or family members of such persons, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the Company involving no more than the normal risk of collectability or other unfavorable features.  Any loans made to this group of persons or entities comply with Regulation O as promulgated by the Federal Reserve Board, which includes limiting the aggregate amount that can be loaned to the Bank’s directors and officers.  At December 31, 2010, the Bank did not have any loans outstanding to any member of this group.

The Company issued senior convertible notes that pay interest at maturity at a fixed rate of 8.00% per annum.  The scheduled maturity of the notes is twelve months from the issue date and are convertible under certain circumstances into shares of common stock at a conversion ratio based upon the book value of the Company’s stock at 1.5 times the dollar amount of the debt.  The decision of whether to convert the senior convertible notes into the common stock of the Company is at the option of the Company.  In 2010, certain notes were converted upon maturity at the Company’s option to 75,678 shares of the Company’s common stock.  As of December 31, 2010, the Company had $365,425 issued and outstanding senior convertible notes, including $230,425 to William Winston, the Company’s Chairman and Chief Executive Officer.

Subsequent to December 31, 2010, the Company issued a total of $335,000 of the senior convertible notes to Dr. Winston in a series of transactions.  As of March 31, 2012, the Company had $675,425 of its senior convertible notes issued and outstanding, including $565,425 issued and outstanding to Dr. Winston, $340,425 of which will mature in 2012 and $335,000 will mature in 2013.  As of March 31, 2012, the aggregate amount of the outstanding notes is convertible into 587,871 shares of the Company’s common stock at maturity based upon the book value of the Company’s stock at 1.5 times the dollar amount of the debt.

In addition, subsequent to December 31, 2010, thru March 31, 2012 as described above, the Company issued a total of $575,000 of Preferred Stock to Dr. Winston and The Forest Park Plaza LLC, an entity controlled by Dr. Winston.

Independence of Members of the Board of Directors

The Company has not previously registered shares under the Securities Act of 1933, as amended.  However, the Company’s Form 10 Registration Statement pursuant to Section 12(g) of the Securities Exchange Act, as amended, was effective beginning January 14, 2011.  The Company’s shares are not currently listed on any national securities exchange or other automated quotation system, nor is the Company applying for the initial listing of its securities on any such exchange or system.  The Company, therefore, is not presently governed by specific corporate governance guidelines or rules imposing independence requirements on the composition of the Board of Directors and its committees.

Item 14.                 Principal Accountant Fees and Services.

The Company has paid McGladrey & Pullen LLP the following amounts:  $139,750 for 2009 audit work and assistance in preparation of its Form 10, $9,300 for preparation of its 2009 tax returns and $100,983 for its 2010 audit work.  The Company has agreed to pay $40,000 more for the 2010 audit work and $5,000 for the 2010 tax return.

PART IV

Item 15.                 Exhibits, Financial Statement Schedules.

(a)(1)           The financial statements required to be included in this Form 10-K appear under Item 8 herein.

(a)(2)           All financial statement schedules for the Company required by Item 8 and Item 15 of this Form 10-K are omitted because of the absence of conditions under which they are required, or because the information is set forth in the consolidated financial statements or the notes thereto.

(a)(3)           See the Exhibit Index below which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation of Covenant Bancshares, Inc. (incorporated by reference to the Company’s Form 10 Registration Statement filed on November 16, 2010 (File No. 000-53989)).
3.2	Bylaws of Covenant Bancshares, Inc. (incorporated by reference to the Company’s Form 10 Registration Statement filed on November 16, 2010 (File No. 000-53989)).
3.3	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series A.
4.1	Form of Unsecured Promissory Note.
14.1	Code of Ethics.
21.1	Subsidiaries of the Company.
31.1	Section 302 Certification of the Chief Executive Officer.
31.2	Section 302 Certification of the Chief Financial Officer.
32.1	Section 906 Certifications.

COVENANT BANCSHARES, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 30, 2012	COVENANT BANCSHARES, INC. /s/William S. Winston William S. Winston Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.

/s/William S. Winston William S. Winston Chairman of the Board and Chief Executive Officer	May 30, 2012
/s/Herman L. Davis Herman L. Davis Senior Vice President, Chief Financial Officer, Secretary, Treasurer and Director	May 30, 2012
/s/Jay C. Plourde Jay C. Plourde Director	May 30, 2012
/s/Belinda Whitfield Belinda Whitfield Director	May 30, 2012

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation of Covenant Bancshares, Inc. (incorporated by reference to the Company’s Form 10 Registration Statement filed on November 16, 2010 (File No. 000-53989)).
3.2	Bylaws of Covenant Bancshares, Inc. (incorporated by reference to the Company’s Form 10 Registration Statement filed on November 16, 2010 (File No. 000-53989)).
3.3	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series A.
4.1	Form of Unsecured Promissory Note.
14.1	Code of Ethics.
21.1	Subsidiaries of the Company.
31.1	Section 302 Certification of the Chief Executive Officer.
31.2	Section 302 Certification of the Chief Financial Officer.
32.1	Section 906 Certifications.