Form 10-Q
period 2011-06-30
COVENANT BANCSHARES, INC.
filed 2013-02-07
CIK 1488591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-53989

COVENANT BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Illinois	80-0092089
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7306 West Madison Street
Forest Park, Illinois 60130
(Address of principal executive offices)

(773) 533-5208
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐     No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of December 31, 2012
Common Stock, $4.50 par value	770,346

COVENANT BANCSHARES, INC.

FORM 10-Q

For the quarterly period ended June 30, 2011

INDEX

COVENANT BANCSHARES, INC.
Consolidated Balance Sheet

	June 30,	December 31,
(in thousands, except share and per share data)	2011 (Unaudited)	2010 (1)

Assets
Cash and due from banks	$1,263	$1,711
Interest bearing deposits	3,294	2,293
Total cash and cash equivalents	4,557	4,004
Federal funds sold	345	1,105
Securities available for sale	6,028	5,225
Non-marketable equity securities	439	439
Loans, net	47,467	52,812
Premises and equipment, net	2,685	2,739
Accrued interest receivable	172	274
Foreclosed real estate	1,111	319
Intangible Assets	244	277
Prepaid FDIC premiums	409	526
Other assets	269	519
Total assets	$63,726	$68,239

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$6,750	$6,922
Interest bearing	53,802	55,959
Total deposits	60,552	62,881
Notes payable	700	365
Federal Home Loan Bank advances	-	1,250
Accrued interest payable	69	56
Other liabilities	256	286
Total liabilities	61,577	64,838

Stockholders’ Equity
Common stock, $4.50 par value, 10,000,000 shares authorized; with 765,777 shares issued and outstanding	3,444	3,444
Additional paid-in-capital	4,059	4,059
Accumulated deficit	(5,927)	(4,155)
Preferred stock - Series A	500	-
Preferred dividends in arrears	(1)	-
Accumulated other comprehensive income	74	53
Total stockholders’ equity	2,149	3,401
Total liabilities and stockholders’ equity	$63,725	$68,239

(1) Derived from audited financial statements

See accompanying notes to these unaudited consolidated financial statements.

COVENANT BANCSHARES, INC.
Consolidated Statements of Operations
 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2011	2010	2011	2010
Interest and dividend income:
Interest and fees on loans	$797	$939	$1,693	$1,867
Securities:
Mortgage-backed and related securities	-	5	-	11
Debt securities	15	41	34	84
Fed Funds Sold	-	1	-	2
Interest-bearing deposits	5	4	8	10
Total interest income	817	990	1,735	1,974
Interest expense:
Deposits	193	254	388	531
Other Borrowed Funds	-	0	1	0
Interest on Notes	14	16	21	32
Total interest expense	207	270	410	563
Net interest income	610	720	1,325	1,411
Provision for loan losses	1,063	-	1,303	-
Net interest income after provision for loan losses	(453)	720	22	1,411
Other income:
Gain on sale and call of securities	-	57	-	57
Gain on value of trading assets	2	-	25	-
Customer service fees	43	47	84	93
Other	35	27	66	51
Total other income	80	131	175	201
Other expenses:
Salaries and employee benefits	$372	$406	$746	$819
Directors fees	3	2	5	3
Occupancy	118	139	233	302
Deposit insurance premium	61	60	121	119
Legal and professional services	94	-	128	1
Data processing	62	63	131	125
Expenses on foreclosed real estate	35	-	47	-
Other	321	212	558	409
Total other expenses	1,066	882	1,969	1,778
Income/(loss), before income taxes	(1,439)	(31)	(1,772)	(166)
Income tax expense	-	18	-	-
Net income (loss)	$(1,439)	$(49)	$(1,772)	$(166)
Losses per share - basic	$(1.88)	$(0.07)	$(2.31)	$(0.24)
Losses per share - diluted	$(1.88)	$(0.07)	$(2.31)	$(0.24)
Weighted average shares	765,777	689,749	765,777	689,749

See accompanying notes to these unaudited consolidated financial statements.

COVENANT BANCSHARES, INC.
Consolidated Statements of Comprehensive Income
 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2011	2010	2011	2010
Comprehensive income:
Net income (loss)	$(1,439)	$(49)	$(1,772)	$(166)
Other comprehensive income:
Unrealized (loss) gain on securities available for sale arising during period	23	35	20	29
Comprehensive income (loss)	$(1,416)	$(14)	$(1,752)	$(137)

See accompanying notes to these unaudited consolidated financial statements.

COVENANT BANCSHARES, INC.
Consolidated Statements of Stockholders Equity
(Unaudited)

							Accumulated
	Shares of		Shares of		Additional		Other
	Preferred	Preferred	Common	Common	Paid-in	Accumulated	Comprehensive
(in thousands, except share and per share data)	Stock	Stock	Stock	Stock	Capital	Deficit	Income	Total
Balance, December 31, 2010	-	$-	765,777	$3,444	$4,059	$(4,155)	$53	3,401
Issuance of 20 shares of preferred stock par value $25,000	20	500						500
Comprehensive loss:
Net loss						(1,772)		(1,772)
Dividends Paid on Preferred						(1)		(1)
Unrealized gain on securities available for sale							21	21
Total comprehensive loss								(1,752)
Balance, June 30, 2011	20	$500	765,777	$3,444	$4,059	$(5,928)	$74	$2,149

See accompanying notes to these unaudited consolidated financial statements.

COVENANT BANCSHARES, INC.
Consolidated Statements of Cash Flows
 (Unaudited)

	Six Months Ended
	June 30,
(Dollars in thousands)	2011	2010
Cash Flows from Operating Activities
Net loss	$(1,772)	$(166)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	117	167
Provision for loan losses	1,303	-
Net amortization of premiums and discounts on securities	22	29
Gain on sale of securities held to maturity	-	(57)
Loss on sale of other real estate owned	-	-
Amortization of prepaid FDIC insurance premiums	117	117
Amortization of Core deposit Intangible	33	33
Change in assets and liabilities:
Accrued interest receivable	102	(40)
Other assets	250	260
Accrued interest payable and other liabilities	(17)	131
Net cash provided by operating activities	155	473
Cash Flows from Investing Activities
Securities available for sale:
Purchases of securities available for sale	(2,504)	(6,224)
Proceeds from maturities , prepayments & calls of securities available for sale	1,700	0
Securities held to maturity:
Proceeds from maturities, prepayments and calls of securities held to maturity	0	3,995
Net decrease (increase) in loans	3,250	(3,271)
Net decrease in federal funds sold	760	2,319
Net Purchases of premises and equipment	(63)	302
Net cash provided by (used in) investing activities	3,143	(2,879)

See accompanying notes to these unaudited consolidated financial statements.

COVENANT BANCSHARES, INC.
Consolidated Statements of Cash Flows
 (Continued)

	Six Months Ended
	June 30,
	2011	2010
Cash Flows from Financing Activities
Investment in Prefered Stock	500	-
Proceeds from FLHB Advances	-	1,000
Net (decrease) increase in deposits	(2,329)	2,412
Preferred dividends in arrears	(1)	-
Repayment of debt	-	(387)
Net decrease in borrowed funds	(915)	-
Net cash (used in) provided by financing activities	(2,745)	3,025
Net change in cash and cash equivalents	553	620
Cash and cash equivalents:
Beginning	$4,004	$3,703
Ending	$4,557	$4,323
Supplemental Disclosures of Cash Flow Information
Cash paid during period for:
Interest	$397	$582
Supplemental Schedule of Noncash Investing and Financing Activities
Real estate acquired through or in lieu of foreclosure	792	178
Notes payable and accrued interest converted to common stock	-	-

See accompanying notes to these unaudited consolidated financial statements.

COVENANT BANCSHARES, INC.
Notes to Unaudited Consolidated Financial Statements

NOTE 1 – REGULATORY ACTIONS, LIQUIDITY AND GOING CONCERN CONSIDERATIONS

Covenant Bancshares, Inc. (the “Company”) is a holding company for Covenant Bank (the “Bank” or “Covenant Bank”). As a result of the deepening problems related to our loan portfolio and our current financial condition, the Company announced in June 2011 that, in coordination with, and at the request of, both the Federal Deposit Insurance Corporation (the “FDIC”) and the Illinois Department of Financial and Professional Regulation (the “IDFPR”), the Bank entered into a Consent Order (the “Order”) with the FDIC and IDFPR.  The Order contains a list of strict requirements ranging from a capital directive, which requires the Bank to achieve and maintain minimum regulatory capital levels (in excess of the statutory minimums to be classified as well-capitalized) to developing a Liquidity plan.

On August 28, 2012, the Bank was notified by the IDFPR that the Bank must increase its Tier 1 leverage capital ratio to not less than 5%.  The notice indicated that if the Bank does not increase its Tier 1 leverage capital ratio to such level to the satisfaction of the IDFPR, then the IDFPR has authority to take additional regulatory action against the Bank.  Additionally, on August 28, 2012 the IDFPR issued to the Bank an Order to Cease and Desist (the “C&D”).  The C&D provides that the Bank must: (i) cease and desist from soliciting or knowingly accepting any uninsured deposits, (ii) make contracts with each account holder and discuss methods of restructuring or retitling accounts that would eliminate any uninsured deposits and (iii) submit to the Division each Friday during the life of the C&D, or at any other times the IDFPR may request, a written uninsured deposit report including the total uninsured deposit amounts, the identity of each depositor maintaining any uninsured deposits and the amount of each depositor’s uninsured deposit.

On November 5, 2012, the Bank received a Prompt Corrective Action Directive (the “PCA”) from the FDIC.   The Bank was directed that with 45 days of the PCA, the Bank shall: (i) increase the volume of capital to a level sufficient to restore the Bank to an “adequately capitalized” capital category, or (ii) accept an offer to be acquired by a depository institution holding company or to combine with another insured depository institution.

While the Company intends to take such actions as may be necessary to enable the Bank to comply with the requirements of the Order, there can be no assurance the Bank will be able to comply fully with the provisions of the Order, the C&D and the PCA or that compliance with the Order, particularly the regulatory capital requirements, will not have material and adverse effects on the operations and financial condition of the Company and the Bank.  Any material failure to comply with the provisions of the Order could result in further enforcement actions by both the FDIC and the IDFPR, or the placing of the Bank into conservatorship or receivership.

REGULATORY ACTIONS

The Order with the FDIC and IDFPR restricts the taking of dividends or any other payment representing a reduction in capital from the Bank, without the prior approval of the FDIC.  The Order also requires the Bank to develop a capital plan by July 30, 2011, which shall address, among other things, the Bank’s current and future capital requirements, compliance with minimum capital ratios and the source and timing of additional funds necessary to meet future capital requirements.  Notice would be required regarding the appointment of any new director or senior executive officer.  Finally, the Board of Directors of the Company is required to submit written progress reports to the FDIC within 30 days after the end of each fiscal quarter.

COVENANT BANCSHARES, INC.
Notes to Unaudited Consolidated Financial Statements
(continued)

CONSENT ORDER

The Order with the FDIC and the IDFPR requires the Bank, among other things:
• to establish a compliance committee to monitor and coordinate compliance with the Order;

• to achieve and maintain Tier 1 capital at least equal to 9% of adjusted total assets and at least equal to 13% of risk-weighted assets by July 30, 2011;

• to develop a profit plan for the Bank by July 30, 2011, which shall, among other things, include specific plans to for maintaining adequate capital;

• to revise and maintain by July 30, 2011, a liquidity risk management program, which assesses, on an ongoing basis, the Bank’s current and projected funding needs, and ensures that sufficient funds exist to meet those needs;

• to revise by July 30, 2011, the Bank’s loan policy and commercial real estate concentration management program. The Bank also must establish a new loan review program to ensure the timely and independent identification of problem loans and modify its existing program for the maintenance of an adequate allowance for loan and lease losses; and

• to revise and maintain by July 30, 2011 a plan to protect the Bank’s interest in certain assets identified by the FDIC and IDFPR or any other bank examiner.

GOING CONCERN

The Bank is suffering from the extraordinary effects of what may ultimately be the worst economic downturn since the Great Depression.  The effects of the current environment are being felt across many industries, with financial services and residential real estate being particularly hard hit.  The Bank, with a portfolio consisting primarily of single-family rental property loans, has seen a rapid and precipitous decline in the value of the collateral securing our loan portfolio.  Thus, we are experiencing significant loan quality issues.  The Company reported a net loss of $1.8 million, and $166,000 for the six months ended June 30, 2011 and 2010, respectively; primarily the result of significant increases in the provision for credit losses.  The impact of the current financial crisis in the U.S. and abroad is having far-reaching consequences and it is difficult to say at this point when the economy will begin to recover.  As a result, we cannot assure you that we will be able to resume profitable operations in the near future, or at all.

We have determined that significant additional sources of capital will be required for us to continue operations through 2011 and beyond.  The Company’s Board of Directors is working to address this situation; there can be no assurances the Company will succeed in the endeavor and be able to comply with the aforementioned regulatory requirements.  In addition, a transaction, which would likely involve equity financing, would result in substantial dilution to our current stockholders and could adversely affect the price of our common stock.  If the Company does not comply with the new capital requirements contained in the Order, the regulators may take additional enforcement action against the Company and the Bank, or the placing of the Bank into conservatorship or receivership.

It remains to be seen if those efforts will be successful, either on a short-term or long-term basis.  As a result of our financial condition, our regulators are continually monitoring our liquidity and capital adequacy.  Based on their assessment of our ability to operate in a safe and sound manner, our regulators may take other and further actions, including placing the Bank into conservatorship or receivership, to protect the interests of depositors insured by the FDIC.

COVENANT BANCSHARES, INC.
Notes to Unaudited Consolidated Financial Statements
(continued)

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future, and do not include any adjustments to reflect the possible future effects on the recoverability or classification of assets, and the amounts or classification of liabilities that may result from the outcome of any regulatory action, which would affect our ability to continue as a going concern.

NOTE 2 – BASIS OF PRESENTATION

The consolidated financial statements presented in this quarterly report include the accounts of the Company and the Bank. The consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and predominant practices followed by the financial services industry, and are unaudited. In the opinion of the Company’s management, all adjustments, consisting of normal recurring adjustments, which the Company considers necessary to fairly state the Company’s financial position and the results of operations and cash flows have been recorded. Certain amounts in the accompanying financial statements and footnotes for 2010 have been reclassified with no effect on net income or stockholders’ equity to be consistent with the 2011 classifications.

NOTE 3 – USE OF ESTIMATES

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements.  Changes in these estimates and assumptions are considered reasonably possible and may have a material impact on the consolidated financial statements and, thus, actual results could differ from the amounts reported and disclosed herein.

At June 30, 2011, there were no material changes in the Company’s significant accounting policies from those disclosed in the 2010 Form 10-K filed with the Securities and Exchange Commission on May 30, 2012.

NOTE 4 – SIGNIFICANT ACCOUNTING POLICIES

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. We consider the allowance for loan losses to be our critical accounting policy.

Allowance for Loan Losses. For all portfolio segments, the allowance for loan losses is an amount necessary to absorb known and inherent losses that are both probable and reasonably estimable through a provision for loan losses charged to earnings. Loan losses, for all portfolio segments, are charged against the allowance when management believes the uncollectability of a loan balance has been confirmed. Subsequent recoveries, if any, are credited to the allowance. For all portfolio segments, the allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review by portfolio segment of the collectability of the loans in light of historical experience over the most recent eight quarters with heavier weighting given to most recent quarters, the nature and volume of the loan portfolio, adverse situations that may affect each borrower’s ability to repay, the estimated value of any underlying collateral and prevailing economic conditions. This actual loss experience is supplemented with other economic factors based on risks present for each portfolio segment. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

COVENANT BANCSHARES, INC.
Notes to Unaudited Consolidated Financial Statements
(continued)

A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent.

Other real estate owned (‘OREO’). Real estate acquired through foreclosure or deed in lieu of foreclosure ‘OREO’ represents specific assets to which the Bank has acquired legal title in satisfaction of indebtedness. Such real estate is initially recorded at the property’s fair value at the date of foreclosure less estimated selling costs. Initial valuation adjustments, if any, are charged against the allowance for loan losses. Property is evaluated regularly to ensure the recorded amount is supported by its current fair value. Subsequent changes to the estimated fair value are recorded as charges (or credits) to expense when updated valuations are received.  Revenues and expense related to holding and operating these properties are included in operations.

NOTE 5 – EARNINGS PER SHARE

Basic earnings per share is based on net income divided by the weighted average number of shares outstanding during the period. Diluted earnings per share show the dilutive effect, if any, of additional common shares issuable under stock options and awards.

	Three Months Ended		Six Months Ended
(Dollars in thousands, except per share data)	June 30,		June 30,
	2011	2010	2011	2010
Net income (loss) available to common stockholders	$(1,439)	$(49)	$(1,772)	$(166)
Basic potential common shares:
Weighted average shares outstanding	765,777	689,749	765,777	689,749
Common shares outstanding	765,777	689,749	765,777	689,749
Dilutive potential common shares:
Convertible Preferred stock - Series A *	-	-	-	-
Adjusted shares outstanding	765,777	689,749	765,777	689,749
Basic earnings per share	$(1.88)	$(0.07)	$(2.31)	$(0.24)
Weighted average earnings per share - diluted	$(1.88)	$(0.07)	$(2.31)	$(0.24)

*     The effect of convertible preferred stock was not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive.

COVENANT BANCSHARES, INC.
Notes to Unaudited Consolidated Financial Statements
(continued)

NOTE 6 – INVESTMENT SECURITIES

The amortized cost and fair values of securities, with gross unrealized gains and losses, follows:

	Amortized	Gross	Gross	Fair
	Cost	Unrealized	Unrealized	Value
(Dollars in thousands)		Gains	Losses
June 30, 2011:
Available for Sale
U.S. Treasuries	$2,014	$52	$-	$2,066
U.S. agency securities	3,940	22	-	3,962
Total	$5,954	$74	$-	$6,028
December 31, 2010:
Available for Sale
U.S. Treasuries	$2,023	$21	$-	$2,044
U.S. agency securities	3,149	32	-	3,181
Total	$5,172	$53	$-	$5,225

The amortized cost and fair value at June 30, 2011, by contractual maturity, are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or prepaid without penalties. Therefore, stated maturities of mortgage-backed securities are not disclosed.

	Securities Available for Sale
	Amortized	Fair
(Dollars in thousands)	Cost	Value
Due within one year	$514	$517
Due after one year through five years	5,440	5,511
Due after five years through ten years	-	-
Due after ten years	-	-
	$5,954	$6,028

At June 30, 2011 and December 31, 2010 the Company held no investments with gross unrealized losses.

COVENANT BANCSHARES, INC.
Notes to Unaudited Consolidated Financial Statements
(continued)

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability to retain and whether it is not more likely than not the Company will be required to sell its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports.

Gross realized gains from investment securities for the three months ended June 30, 2011and 2010 were $-0 and $57,000, respectively.  There were no gross realized losses from the sale of investment securities for the three months ended June 30, 2011and 2010.

NOTE 7 – LOANS AND ALLOWANCE FOR CREDIT LOSSES

On July 21, 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This new accounting guidance under FASB ASC 310, Receivables, requires disclosure of additional information about the credit quality of an entity’s financing receivables and the allowance for credit losses.

The new guidance only relates to financial statement disclosures and does not affect the Company’s financial condition or results of operations. The following disclosures incorporate the new guidance.

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining the impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan-by-loan basis by either the fair value of collateral if the loan is collateral dependent, the present value of expected future cash flows discounted at the loan’s effective interest rate, or the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependant.  Residential real estate and consumer loans are collectively evaluated for impairment.  Accordingly, the Company does not separately identify individual consumer and residential real estate loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

The accrual of interest is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection.  Past due status is based on contractual terms of the loan.  In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not collected for loans that are placed on non-accrual or charged off is reversed against interest income.  The interest on these loans is accounted for on the cash-basis or cost-recovery method until

COVENANT BANCSHARES, INC.
Notes to Unaudited Consolidated Financial Statements
(continued)

qualifying for return to accrual.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

The components of loans, net of deferred loan costs (fees), are as follows:

	June 30,	December 31,
(Dollars in thousands)	2011	2010
Mortgage loans:
One-to-four family residential loans	$24,218	$25,828
Multi-family residential loans	19,440	17,431
Commercial	3,601	8,621
Total mortgage loans	47,259	51,880
Other loans:
Construction	1,148	1,758
Commercial loans	-	383
Consumer direct	854	539
Total other loans	2,002	2,680
Gross loans	49,261	54,560
Less: Deferred Loan Fees	(150)	(153)
Less: Allowance for loan losses	(1,644)	(1,595)
Loans, net	$47,467	$52,812

COVENANT BANCSHARES, INC.
Notes to Unaudited Consolidated Financial Statements
(continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the periods indicated:

	One-to-Four				Consumer
(Dollars in thousands)	Family	Multi-family	Nonresidential	Commercial	Direct	Construction	Total
June 30, 2011
Balance at beginning of year	$693	$265	$514	$-	$7	$116	$1,595
Provision charged to income	1,272	(2)	103		41	(111)	1,303
Loans charged off	(753)	(71)	(421)	-	(9)	-	(1,254)
Recoveries of loans previously charged off	-	-	-	-	-	-	-
Balance at end of period	$1,212	$192	$196	$-	$39	$5	$1,644
Period-end amount allocated to:
Loans individually evaluated for impairment	$359	$171	$158	$-	$-	$-	$688
Loans collectively evaluated for impairment	853	21	38	-	39	5	956
Balance at end of period	$1,212	$192	$196	$-	$39	$5	$1,644

	One-to-Four				Consumer
	Family	Multi-family	Nonresidential	Commercial	Direct	Construction		Total
June 30, 2010
Balance at beginning of year	$425	$45	$401	$5	$11		$28	$915
Provision charged to income
Loans charged off	(145)	-	-	(4)	(4)		-	(153)
Recoveries of loans previously charged off	-	-	-	-	-		-	-
Balance at end of period	$280	$45	$401	$1	$7		$28	$762
Period-end amount allocated to:
Loans individually evaluated for impairment	$169	$-	$284	$-	$7	$		$460
Loans collectively evaluated for impairment	138	125	16	6	1		16	302
Balance at end of period	$307	$125	$300	$6	$8		$16	$762

COVENANT BANCSHARES, INC.
Notes to Unaudited Consolidated Financial Statements
(continued)

 The following table presents the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2011 and December 31, 2010:

	One-to-four				Consumer
(Dollars in thousands)	Family	Multi-family	Nonresidential	Commercial	Direct	Construction	Total
June 30, 2011
Loans individually evaluated for impairment	$2,142	$714	$1,320	$-	$-	$79	$4,255
Loans collectively evaluated for impairment	22,076	18,726	2,281	-	854	1,069	45,006
Ending Balance	$24,218	$19,440	$3,601	$-	$854	$1,148	$49,261

	One-to-four				Consumer
	Family	Multi-family	Nonresidential	Commercial	Direct	Construction	Total
December 31, 2010
Loans individually evaluated for impairment	$1,914	$797	$3,093	$-	$29	$383	$6,216
Loans collectively evaluated for impairment	23,914	16,634	5,528	383	510	1,375	48,344
Ending Balance	$25,828	$17,431	$8,621	$383	$539	$1,758	$54,560

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.

The following table presents loans individually evaluated for impairment, by class of loans, as of June 30, 2011 and December 31, 2010:

	Unpaid Contractual	Recorded	Recorded	Total Recorded	Related	Average Recorded
(Dollars in thousands)	Principal Balance	Investment With	Investment With	Investment	Allowance	Investment
		No Allowance	Allowance
June 30,2011
One-to-four family	$2,142	$1,437	$705	$2,142	$359	$2,028
Multi-family	714	307	407	714	171	756
Non-residential	1,320	967	353	1,320	158	2,206
Commercial	-	-	-	-	-	-
Consumer direct	-	-	-	-	-	15
Construction	79	79	-	79	-	231
	$4,255	$2,790	$1,465	$4,255	$688	$5,236
December 31, 2010
One-to-four family	$1,914	$708	$1,206	$1,914	$518	$1,607
Multi-family	797	324	473	797	179	499
Non-residential	3,093	1,563	1,530	3,093	472	2,220
Commercial	-	-	-	-	-	-
Consumer direct	29	1	28	29	1	16
Construction	383	79	304	383	106	192
	$6,216	$2,675	$3,541	$6,216	$1,276	$4,534

COVENANT BANCSHARES, INC.
Notes to Unaudited Consolidated Financial Statements
(continued)

 For year ended December 31, 2011, the Company recognized $95,720 in interest income on impaired loans.

Of the $4.3 million of impaired loans at June 30, 2011, there are $1.5 million whose terms have been modified in troubled debt restructurings, $478 thousand of loans whose terms have been modified in troubled debt restructurings that are performing in accordance with their modified terms and are being monitored as they have not attained per accounting guidelines the performance requirements for the set time period to achieve being placed on accrual status.  At December 31, 2010 there was $6.2 million of impaired loans, of which $1.1 million of loans had been modified in troubled debt restructurings.

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual, by class of loans, as of June 30, 2011 and December 31, 2010:

		Loans Past Due
		Over 90 Days
(Dollars in thousands)	Nonaccrual	Still Accruing
June 30, 2011
One-to-four family	$2,035	$89
Multi-family	407	267
Non-residential	1,320	129
Commercial	-	-
Consumer direct	-	-
Construction	79	-
	$3,841	$485

		Loans Past Due
		Over 90 Days
	Nonaccrual	Still Accruing
December 31, 2010
One-to-four family	$835	$1,014
Multi-family	279	-
Non-residential	1,443	730
Commercial	109	-
Consumer direct	-	-
Construction	-	80
	$2,666	$1,824

COVENANT BANCSHARES, INC.
Notes to Unaudited Consolidated Financial Statements
(continued)

The following table presents the aging of the recorded investment in loans, by class of loans, as of June 30, 2011 and December 31, 2010:

	Loans 30-59 Days	Loans 60-89 Days	Loans 90 or More	Total Past Due
(Dollars in thousands)	Past Due	Past Due	Days Past Due	Loans	Current Loans	Total Loans
June 30, 2011
One-to-four family	$72	$221	$2,124	$2,417	$21,801	$24,218
Multi-family	333	652	674	1,659	17,782	19,441
Non-residential	-	136	1,449	1,585	2,016	3,601
Commercial	-	-	-	-	-	-
Consumer direct	-	-	-	-	853	853
Construction	-	-	79	79	1,069	1,148
	$405	$1,009	$4,326	$5,740	$43,521	$49,261

	Loans 30-59 Days	Loans 60-89 Days	Loans 90 or More	Total Past Due
	Past Due	Past Due	Days Past Due	Loans	Current Loans	Total Loans
December 31, 2010
One-to-four family	$1,528	$166	$1,849	$3,543	$22,285	$25,828
Multi-family	1,648	146	377	2,171	15,260	17,431
Non-residential	269	341	2,074	2,684	5,937	8,621
Commercial	-	-	110	110	273	383
Consumer direct	3	-	-	3	536	539
Construction	-	-	80	80	1,678	1,758
	$3,448	$653	$4,490	$8,591	$45,969	$54,560

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. For commercial and non-residential real estate loans, the Company’s credit quality indicator is internally assigned risk ratings. Each commercial loan is assigned a risk rating upon origination. The risk rating is reviewed on as needed basis depending on the specific circumstances of the loan.

For residential real estate loans, multi-family, consumer direct and purchased auto loans, the Company’s credit quality indicator is performance determined by delinquency status. Delinquency status is updated regularly by the Company’s loan system for real estate loans, multi-family and consumer direct loans. The Company receives monthly reports on the delinquency status of the purchased auto loan portfolio from the servicing company.

COVENANT BANCSHARES, INC.
Notes to Unaudited Consolidated Financial Statements
(continued)

The Company uses the following definitions for risk ratings:

•
Pass – loans classified as pass are of a higher quality and do not fit any of the other “rated” categories below (e.g. special mention, substandard or doubtful). The likelihood of loss is considered remote.

•
Special Mention – loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

•
Substandard – loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

•
Doubtful – loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

•	Not Rated – loans in this bucket are not evaluated on an individual basis (currently the bank has no unrated loans).

As of June 30, 2011 and December 31, 2010, the risk category of loans by class is as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
June 30, 2011
One-to-four family	$22,076	$217	$1,925	$-	$24,218
Multi-family	18,726	307	407	-	19,440
Non-residential	2,281	-	1,320	-	3,601
Commercial	-	-	-	-	-
Consumer direct	854	-	-	-	854
Construction	1,148	-	-	-	1,148
Total	$45,085	$524	$3,652	$-	$49,261

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2010
One-to-four family	$23,985	$1	$1,842	$-	$25,828
Multi-family	17,054	16	361	-	17,431
Non-residential	6,124	212	2,285	-	8,621
Commercial	273	-	110	-	383
Consumer direct	539	-	-	-	539
Construction	1,678	-	80	-	1,758
Total	$49,653	$229	$4,678	$-	$54,560

COVENANT BANCSHARES, INC.
Notes to Unaudited Consolidated Financial Statements
(continued)

NOTE 8 – RECENT ACCOUNTING DEVELOPMENTS

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

COVENANT BANCSHARES, INC.
Notes to Unaudited Consolidated Financial Statements
(continued)

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

NOTE 9 – FAIR VALUE MEASUREMENT AND DISCLOSURE

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

COVENANT BANCSHARES, INC.
Notes to Unaudited Consolidated Financial Statements
(continued)

Level 1:  Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2:  Significant other observable inputs other than Level 1prices such as quoted prices for similar assets and liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3:  Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

A description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below:

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

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with generally accepted accounting principles.  These include assets that are measured at the lower of cost or market that were not recognized at fair value below cost at the end of the period.

Impaired Loans:  Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value.  Fair value is measured based on the value of the collateral securing these loans and is classified at a Level 3 in the fair value hierarchy.  Collateral may be real estate and/or business assets including equipment, inventory and/or accounts receivable and is determined based on appraisals by qualified licensed appraisers hired by the Company.  Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business.  At June 30, 2011 and December 31, 2010, there were $4,255,000 and $6,216,000, respectively in impaired loans valued at $3,567,000 and $4,940,000  respectively, using Level 3 inputs.

Other Real Estate Owned:  Other real estate owned, upon initial recognition, are measured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the real estate.  Upon initial recognition, the fair value of foreclosed assets, are estimated using Level 3 inputs.  At June 30, 2011 and December 31, 2010, there was $1,111,000 and $319,000 in other real estate owned valued using Level 3 inputs, respectively.

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

COVENANT BANCSHARES, INC.
Notes to Unaudited Consolidated Financial Statements
(continued)

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

The Company did not have any transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the second quarter of 2011.

COVENANT BANCSHARES, INC.
Notes to Unaudited Consolidated Financial Statements
(continued)

 The tables below present the recorded amount of assets measured at fair value on a recurring basis at June 30, 2011 and December 31, 2010:

				Total
(Dollars in thousands)	Level 1	Level 2	Level 3	Fair Value
June 30, 2011
U.S. Treasuries	$-	$2,066	$-	$2,066
U.S. agency securities available for sale	$-	3,962	$-	$3,962
Total	$-	$6,028	$-	$6,028

				Total
	Level 1	Level 2	Level 3	Fair Value
December 31, 2010
U.S. Treasuries	-	$2,058	-	2,058
U.S. agency securities available for sale	$-	3,167	$-	$3,167
Total	$-	$5,225	$-	$5,225

The tables below present the recorded amount of assets measured at fair value on a non-recurring basis at June 30, 2011 and December 31, 2010:

				Total
	Level 1	Level 2	Level 3	Fair Value
June 30, 2011
Foreclosed assets	$-	$-	$1,111	$1,111
Impaired loans, net of allowance	-	-	3,567	3,567

				Total
	Level 1	Level 2	Level 3	Fair Value
December 31, 2010
Foreclosed assets	$-	$-	$319	$319
Impaired loans, net	-	-	4,940	4,940

COVENANT BANCSHARES, INC.
Notes to Unaudited Consolidated Financial Statements
(continued)

The following information presents estimated fair value of the Company’s financial instruments as of June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$4,557	$4,557	$4,004	$4,004
Federal funds sold	345	345	1,105	1,105
Securities	6,028	6,028	5,225	5,225
Accrued interest receivable	172	172	274	274
Loans, net	47,467	48,824	52,812	52,921
Financial Liabilities:
Deposits	60,552	60,428	62,881	62,319
Notes payable	700	700	365	365
Accrued interest payable	69	69	56	56

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of the financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Unaudited Consolidated Financial Statements and footnotes appearing in Part I, Item 1 of this document.

FORWARD-LOOKING INFORMATION

Statements contained in this report that are not historical facts may constitute forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended), which involve significant risks and uncertainties. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by the use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “plan,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. The Company undertakes no obligation to update these forward-looking statements in the future. The Company cautions readers of this report that a number of important factors could cause the Company’s actual results subsequent to June 30, 2011 to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from those predicted and could affect the future prospects of the Company include, but are not limited to, fluctuations in market rates of interest and loan and deposit pricing, changes in the securities or financial market, a deterioration of general economic conditions either nationally or locally, delays in obtaining the necessary regulatory approvals, our ability to consummate proposed transactions in a timely manner, legislative or regulatory changes that adversely affect our business, adverse developments or changes in the composition of our loan or investment portfolios, significant increases in competition, changes in real estate values, difficulties in identifying attractive acquisition opportunities or strategic partners to complement our Company’s approach and the products and services the Company offers, the possible dilutive effect of potential acquisitions or expansion, and our ability to raise new

COVENANT BANCSHARES, INC.
Item 2: Management’s Discussion and Analysis of Financial Condition and
Results of Operations
(continued)

capital as needed and the timing, amount and type of such capital raises. These risks and uncertainties should be considered in evaluating forward-looking statements.

Covenant Bancshares, Inc.

Covenant Bancshares, Inc. (the “Company”) is a holding company for Covenant Bank (the “Bank” or “Covenant Bank”).  The business of Covenant Bancshares, Inc. consists of holding all of the outstanding common stock of Covenant Bank.  Covenant Bancshares, Inc. is an Illinois corporation and is registered as a bank holding company with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) pursuant to the Bank Holding Company Act of 1956, as amended.  Covenant Bancshares, Inc. has 770,346 issued and outstanding shares to the public at September 30, 2012.  At September 30, 2012, Covenant Bancshares had total consolidated assets of $60.0 million, total deposits of $59.0 million and stockholders’ equity of $36,000.  Our executive offices are located at 7306 West Madison Street, Forest Park, Illinois 60130, and our telephone number is (773) 533-5208.

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

This quarterly report on Form 10-Q includes the Company’s unaudited financial statements for the quarter ended June 30, 2011.  Set forth below are certain selected unaudited financial results as of and for both the three and nine months ended September 30, 2012 compared to unaudited financial results as of and for both the three and nine months ended September 30, 2011.  As of September 30, 2012, the Company’s total assets were $60.0 million compared to $62.2 million as of September 30, 2011.  Loans, net of allowance for loan losses, were $40.2 million as of September 30, 2012 as compared to $44.1 million as of September 30, 2011.  Nonperforming assets, including OREO, were $7.4 million as of September 30, 2012 as compared to $5.9 million as of September 30, 2011.  Net interest income was $532,000 for the quarter ended September 30, 2012 as compared to $557,000 million for the quarter ended September 30, 2011.  Net income for the quarter ended September 30, 2012 was $382,000 compared to a net loss of $436,000 for the quarter ended September 30, 2011.  Net interest income was $1.5 million for the nine months ended September 30, 2012 as compared to $1.9 million for the nine months ended September 30, 2011.  Net loss for the nine months ended September 30, 2012 was $1.1 million as compared to a net loss of $2.2 million for the nine months ended September 30, 2011.

On August 28, 2012, the Bank was notified by the Illinois Department of Financial and Professional Regulation, Division of Banking (the “IDFPR”) that the Bank must increase its Tier 1 leverage capital ratio to not less than 5%.  If the Bank does not increase its Tier 1 leverage capital ratio to such level to the satisfaction of the IDFPR, then the IDFPR has authority to take additional regulatory action against the Bank.  As of September 30, 2012, the Bank’s reported Tier 1 leverage capital ratio was 1.06%, which is considered to be impaired and inadequate by the Division.

COVENANT BANCSHARES, INC.
Item 2: Management’s Discussion and Analysis of Financial Condition and
Results of Operations
(continued)

Additionally, on August 28, 2012, the Division also issued to the Bank an Order to Cease and Desist (the “Order”).  The Order provides that the Bank must (i) cease and desist from soliciting or knowingly accepting any uninsured deposits, (ii) make contact with each account holder and discuss methods of restructuring or re-titling accounts that would eliminate any uninsured deposits and (iii) submit to the Division each Friday during the life of the Order, or at any other time as the Division may request, a written uninsured deposit report, including the total uninsured deposit amount, the identity of each depositor maintaining any uninsured deposit and the amount of each depositor’s uninsured deposit.

On November 5, 2012, the Bank received a Prompt Corrective Action Directive (the “PCA”) from the FDIC.   The Bank was directed that with 45 days of the PCA, the Bank shall: (i) increase the volume of capital to a level sufficient to restore the Bank to an “adequately capitalized” capital category, or (ii) accept an offer to be acquired by a depository institution holding company or to combine with another insured depository institution.

As previously disclosed, the Bank, the Federal Deposit Insurance Corporation (the “FDIC”) and the IDFPR entered into a final joint Consent Order on June 6, 2011.  Pursuant to the Consent Order, among other things, the Bank has agreed to achieve and maintain a Tier 1 capital to total assets ratio of at least 9% and a total risk-based capital ratio of at least 13%.  As of September 30, 2012, the Bank’s Tier 1 capital to total assets ratio was 1.67% compared to 4.89% as of September 30, 2011, and the total risk-based capital ratio was 2.95% as of September 30, 2012 as compared to 6.17% as of September 30, 2011.  As of September 30, 2012, these ratios were below the significantly undercapitalized level set by the federal bank regulators as well as below the levels set by the Consent Order.

An immediate capital infusion is needed as the ongoing viability of the Company and the Bank is threatened.  To the extent the Bank’s loan losses and operating losses exceed its capital, the Bank could be found insolvent.  Even before all of the Bank’s capital might be depleted, the IDFPR could find the Bank’s capital to be impaired, and as a result, place the Bank in receivership.  Without a capital infusion that would return the Bank’s Tier 1 capital ratio to at least 5% in the near term, the IDFPR may determine the capital of the Bank to be impaired.  If the Bank is not successful in reversing the continued deterioration in its financial condition, the Bank will likely be placed into receivership by the IDFPR, with the FDIC appointed as receiver.  If the Bank is placed in receivership, the Company would suffer a complete loss of the value of its ownership interest in the Bank.  Any such event would result in a loss of all or substantially all of the value of the Company’s outstanding securities, including its common stock.

As previously disclosed, the Company’s Board of Directors is pursuing strategic alternatives, including a capital infusion.  To date it has not received any commitment for a new capital investment, and there can be no assurance that the Company will be able to raise a sufficient amount of new capital in a timely manner, or on acceptable terms.  In addition, any transaction that would involve equity financing would most probably result in a substantial dilution to the Company’s current stockholders and could adversely affect the value of the Company’s common stock.

Any material failure to comply with the provisions of the Consent Order, including a failure to achieve the capital ratios required by the Consent Order, could result in additional enforcement actions by the FDIC as allowed by 12 U.S.C. §1818 and the IDFPR.  There can be no assurance that the Bank will be able to comply fully with the provisions of the Consent Order, or that efforts to comply with the Consent Order will not have adverse effects on the results of operations and financial condition of the Company and the Bank.  Nor can there be any assurance that the Company will be able to raise the capital necessary to enable the Bank to continue its operations.

See also “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2010.

COVENANT BANCSHARES, INC.
Item 2: Management’s Discussion and Analysis of Financial Condition and
Results of Operations
(continued)

The Company’s mission is to promote economic development and opportunity in the communities the Bank serves by offering high-quality financial products and services.  The Company considers the greater Chicago, Illinois metropolitan area as its primary market area, although, most of the Bank’s customers reside in the west-side Chicago neighborhood of North Lawndale, and focuses its business on serving minority populations and those who have not traditionally had relationships with financial institutions.  As minority-owned institutions, the Company and the Bank are designated by the U.S. Treasury as community development financial institutions and anticipate maintaining these designations.  Because of its designation as a community development financial institution, the Bank may earn Bank Enterprise Awards for lending activity in economically distressed communities.  The Company earned $600,000 in awards during 2010, based upon 2009 activity, and was awarded $500,000 in November 2011 based upon 2010 lending activity.   The Bank has also applied to the U.S. Treasury for additional grants to increase lending to businesses and homeowners in these economically distressed communities.

The Company’s primary business activity is the origination of one- to four family and multi-family real estate loans (both owner occupied and non-owner occupied investment properties).  To a lesser extent, the Company also originates business loans.  The Company invests in securities, primarily United States Government Agency securities and mortgage-backed securities.  Since the purchase of Community Bank of Lawndale, the Company has utilized wholesale funding sources to help fund operations.  During the year ended December 31, 2010, the Company’s goal was to reduce losses and the volume of problem loans, and concentrate on operations and maintain market share.  Accordingly, during the second quarter of 2011, the Company reduced the dollar size of loans and restricted multiple credits to individual borrowers.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2011 AND DECEMBER 31, 2010

The Company’s total assets decreased $4.5 million, or 6.6%, to $63.7 million at June 30, 2011 from $68.2 million at December 31, 2010.  Drivers of the change include: decrease in loans of $5.3 million, or 10.1%; an increase in cash and cash equivalents of  $553,000, or 13.8%; a decrease in federal funds sold of $760,000, or 68.9%; an increase in securities available for sale of $0.8 million, or 15.4%; an increase in foreclosed real estate of $792,000, or 248%;  a decrease in other assets of $250,000, or 48.2%; a decrease in prepaid FDIC insurance premiums of $117,000, or 22.2%; and a decrease in accrued interest receivable of $102,000, or 37.2%.

More specifically, cash and cash equivalents increased $0.5 million, or 13.8%, to $4.6 million at June 30, 2011 from $4.0 million at December 31, 2010, primarily the result of a net increase in cash provided by operating and investing activities for the six months ended June 30, 2011.

Securities available for sale decreased $0.8 million, or 15.4%, to $6.0 million at June 30, 2011 from $5.2 million at December 31, 2010.  The increase was primarily the result of $803,000 in net securities purchased.

Loans, net of the allowance for loan losses, decreased $5.3 million, or 10.1%, to $47.5 million at June 30, 2011 from $52.8 million at December 31, 2010. The decrease in loans, net of the allowance for loan losses, was primarily due to attrition, pay-downs, principal reductions, and charge-offs which exceeded the level of originations during the first two quarters of 2011.

Foreclosed real estate increased $792,000, or 248%, to $1.1 million at June 30, 2011 from $319,000 at December 31, 2010. The increase was due to the addition of property acquired through loan foreclosure (deed in lieu) due to the continued stress the economic environment has placed on the Company’s customers.

COVENANT BANCSHARES, INC.
Item 2: Management’s Discussion and Analysis of Financial Condition and
Results of Operations
(continued)

The Company’s total liabilities decreased $3.3 million, or 5.0%, to $61.6 million at June 30, 2011, from $64.8 million at December 31, 2010. Drivers of the change include: decrease in total deposits of $2.3 million, or 3.7%; increase in notes payable of $335,000, or 91.9%; decrease in Federal Home Loan Bank Advances of $1.25 million, or 100%; and a decrease in accrued interest payable and other liabilities of $16,000, or 4.7%.

More specifically, total deposits decreased $2.3 million, or 3.7%, to $60.6 million at June 30, 2011 from $62.8 million at December 31, 2010. The decrease is primarily due to decreases in market deposits and non-interest bearing deposits due primarily to customers moving funds into non-term products as they wait for a better rate environment.

Accrued interest payable increased $13,000 or 22.5% to $69,000 at June 30, 2011 from $56,000 at December 31, 2010.  Other liabilities decreased $29,000, or 10.2%, to $257,000 at June 30, 2011 from $286,000 at December 31, 2010.  The decrease was primarily due to a decrease in accounts payable of $53,000 as a result of the Company’s increased focus on reducing spending and its cost cutting efforts, offset by an increase in other liabilities of $24,000.

Stockholders equity decreased $1.3 million, or 37%, to $2.15 million at June 30, 2011 from $3.4 million at December 31, 2010. The decrease in equity is primarily related to net loss of $1.8 million, offset by a net increase in accumulated other comprehensive income from unrealized gains on available for sale securities of $21,000 and issuance of 20 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A par value $25,000 per share totaling $500,000.

The continuing economic downturn continues to affect our asset quality. We have witnessed a decrease in the market values of homes in our market area in general and also on specific properties held as collateral. In addition, high unemployment locally continues to affect some of our borrowers’ ability to timely repay their obligations to the Company.

The Company’s nonperforming assets consist of non-accrual loans, foreclosed real estate and other repossessed assets. Loans are generally placed in non-accrual status when it is apparent all of the contractual payments (i.e. principal and interest) will not be received; they may be placed in non-accrual status sooner if management has significant doubt as to the collection of all amounts due. Interest previously accrued but uncollected is reversed and charged against interest income.

Non-performing assets increased to $5.4 million on June 30, 2011 from $4.8 million on December 31, 2010.  This number includes $1.1 million in foreclosed real estate and $4.3 million in non-performing loans.  The primary reason for this increase in non-performing assets was due to a net increase of $1.2 million, or 44% in total non-accrual loans, and a $792,000, or 248% increase in foreclosed real estate as of June 30, 2011, as compared to amounts reported at December 31, 2010.

COVENANT BANCSHARES, INC.
Item 2: Management’s Discussion and Analysis of Financial Condition and
Results of Operations
(continued)

The following table summarizes nonperforming assets at June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010
(Dollars in thousands)
Non-accrual:
One-to-four family	$2,035	$835
Multi-family	407	279
Non-residential real estate	1,320	1,443
Commercial	-	109
Consumer	-	-
Construction	79	-
Total non-accrual loans	3,841	2,666
Past due greater than 90 days and still accruing:
One-to-four family	$89	$1,014
Multi-family	267	-
Non-residential real estate	129	730
Commercial	-	-
Consumer	-	-
Construction	-	80
Total nonperforming loans	4,326	4,490
Foreclosed real estate	1,111	319
Other repossessed assets	-	-
Total nonperforming assets	$5,437	$4,809

The following table presents selected asset quality ratios at June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010
Allowance for loan losses as a percent of gross loans receivable	3.34%	2.92%
Allowance for loan losses as a percent of total nonperforming loans	38.01%	35.52%
Nonperforming loans as a percent of gross loans receivable	8.78%	8.23%
Nonperforming loans as a percent of total assets	6.79%	6.58%
Nonperforming assets as a percent of total assets	8.53%	7.05%

COVENANT BANCSHARES, INC.
Item 2: Management’s Discussion and Analysis of Financial Condition and
Results of Operations
(continued)

COMPARISON OF RESULTS OF OPERATION FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

General. Net loss for the three and six months ended June 30, 2011 was $1.4 million and $1.8 million, compared to net loss of $49,000 and $166,000 for the three and six months ended June 30, 2010, all respectively.   Moreover, net loss increased by $1.4 million and $1.6 million during the three and six months ended June 30, 2011 primarily due to a $1.1 million and $1.3 million increase in provision for loan losses as compared to the 2010 period.

Net Interest Income. The following table summarizes interest and dividend income and interest expense for the six months ended June 30, 2011 and 2010.

	Six Months Ended
	June 30,
	2011	2010	$ change	% change
(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$1,693	$1,867	(174)	-9%
Securities:
Residential mortgage-backed and related securities	-	11	(11)	-
U.S. agency securities	17	74	(56)	-77%
U.S. Treasuries	16	10	5	52%
Federal Funds Sold	1	2	(1)	0%
Interest-bearing deposits	8	10	(2)	-19%
Total interest and dividend income	1,735	1,974	(239)	-12%

Interest expense:
Deposits	388	531	(143)	-27%
Interest on notes	22	32	(10)	-30%
Total interest expense	410	563	(153)	(0)
Net interest income	$1,325	1,411	(86)	-6%

COVENANT BANCSHARES, INC.
Item 2: Management’s Discussion and Analysis of Financial Condition and
Results of Operations
(continued)

The following table presents for the periods indicated the total dollar amount of interest income from average interest earning assets and the resulting yields, as well as the interest expense on average interest bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made. All average balances are monthly average balances. Non-accruing loans have been included in the table as loans carrying a zero yield. The amortization of loan fees is included in computing interest income; however, such fees are not material.  Quarter to quarter yield analysis between reporting periods has not been presented below due to the small size of the Company’s balance sheet, loan portfolio and related accounts.  Accordingly, the changes between quarters in the reporting periods presented do not materially differ from the year to year comparison disclosed.

	Six Months Ended June 30,
	2011			2010
(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-earning assets
Loans receivable, net (1)	$49,894	$1,693	6.84%	$59,516	$1,867	6.33%
Securities, net (2)	4,735	34	1.44%	5,739	94	3.29%
Non-marketable equity securities	439	-	0.00%	439	-	0.00%
Interest-bearing deposits	6,824	8	0.24%	3,986	10	0.51%
Fed Funds Sold	658	1	0.31%	1,744	2	0.23%
Total interest-earning assets	62,550	1,736	5.60%	71,424	1,973	5.57%
Interest-bearing liabilities
Money Market accounts	$3,495	$18	1.03%	$1,671	$9	1.12%
Savings Acoounts	9,133	34	0.75%	9,555	30	0.63%
Certificates of Deposit accounts	39,814	354	1.79%	48,657	519	2.15%
Checking accounts	4,489	4	0.22%	4,076	5	0.21%
Other Borrowed Funds	-	1	-	-	-
Total interest-bearing liabilities	56,931	411	1.46%	63,959	563	1.77%
NET INTEREST INCOME		$1,325			$1,410
NET INTEREST RATE SPREAD (3)			4.14%			3.80%
NET INTEREST MARGIN (4)			4.27%			3.98%
RATIO OF AVERAGE INTEREST-			109.87%			111.67%
(1) Amount is net of deferred loan origination (costs) fees, undisbursed loan funds, unamortized discounts and allowance for loan losses includes non-performing loans.
(2) Includes unamortized discounts and premiums.
(3) Net interest rate spread represents the difference between the yield on average interest-earning assets and the average cost of interest-bearing liabilities.
(4) Net interest margin represents net interest income divided by average interest-earning assets.

COVENANT BANCSHARES, INC.
Item 2: Management’s Discussion and Analysis of Financial Condition and
Results of Operations
(continued)

The following table summarizes the changes in net interest income due to rate and volume for the six months ended June 30, 2011 and 2010. The column “Net” is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume. Quarter to quarter analysis between reporting periods has not been presented below due to the small size of the Company’s balance sheet, loan portfolio and related accounts.  Accordingly, the changes between quarters in the reporting periods presented do not materially differ from the year to year comparison disclosed.

	Six Months Ended June 30, 2011 Compared to 2010 (Increase) Decrease Due to
	VOLUME	RATE	NET
(Dollars in thousands)
Interest and dividends earned on
Loans receivable, net	$327	$(153)	$174
Securities, net	7	54	60
Non-marketable equity securities	-	-	-
Interest-bearing deposits	(2)	5	3
Total interest-earning assets	$332	$(95)	$237
Interest expense on
Money Market accounts	$(10)	$1	$(9)
Passbook accounts	2	(6)	(4)
Certificates of Deposit accounts	79	86	165
Checking	(1)	(0)	(1)
Total interest-bearing liabilities	$70	$81	$151
Change in net interest income	$262	$(176)	$87

Interest income decreased $238,000, or 12%, to $1.7 million for the six months ended June 30, 2011 compared to $1.9 million for the six months ended June 30, 2010. Interest and dividend income decreased due to the decline in average interest earning assets of $8.9 million and the yield decreasing on interest earning assets from 5.57% to 5.60%, as compared to amounts reported at June 30, 2010.  The decline in the loan portfolio contributed to a significant amount of the decline in earning assets. The yield on the investment portfolio and the loan portfolio continued to decline as the low rate environment continued during the second quarter of 2011. This decline in interest income was offset by a $151,000, or 27.0%, reduction in interest expense. The cost of funds declined 31 basis points or 18% for the six months ended June 30, 2011 as compared to the six months ended 2010, due to the continued low rate environment. The average balance of interest bearing liabilities remained stable between these periods.

Provision for Loan Losses. Management recorded a loan loss provision of $1.10 million and $1.30 million for the three and six months ended June 30, 2011, compared to $0 for the three, and six months ended June 30, 2010, all respectively. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect each borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. Based on its review at June 30, 2011, management believes that the allowance is maintained at a level that represents its best estimate of inherent losses in the loan portfolio that were both probable and reasonably estimable.

COVENANT BANCSHARES, INC.
Item 2: Management’s Discussion and Analysis of Financial Condition and
Results of Operations
(continued)

Other Income. The following table summarizes other income for the six months ended June 30, 2011 and 2010:

	Six Months Ended
	June 30,
	2011	2010	$ change	% change
(Dollars in thousands)
Other income:
Gain on sale of securities	$-	$57	$(57)	-
Gain on value of trading assets	25	-	25	-
Customer service fees	84	93	(9)	-9.58%
BEA/Misc awards	-	-	-
Other	66	51	15	30.19%
Total other income	$175	$201	$(25)	-12.62%

The decrease in total other income was primarily due to the realized gain on the sale of investment securities of $57,000 for the six months ended June 30, 2010, all realized during the second quarter of 2010.  The Company did not have any gains on the sale of securities during the first two quarters of 2011.  Accordingly, the gain on the sale of investment securities for the three, and six months ended June 30, 2011 and 2010 totaled $0 and $57,000, respectively.  The decreases were offset by a $2,000 and $25,000 increase in unrealized gains on trading assets held by the Company for the three and six months ended June 30, 2011, compared to the 2010 period.

Other Expenses. The following table summarizes other expenses for the six months ended June 30, 2011 and 2010.

	Six Months Ended June 30,
	2011	2010	$ change	% change
(Dollars in thousands)
Other expenses:
Salaries and employee benefits	$746	$819	$(73)	-9%
Directors fees	5	3	-	-
Occupancy	233	302	(69)	-23%
Deposit insurance premium	121	119	2	2%
Legal and professional services	128	1	127	12825%
Data processing	131	125	6	5%
Valuation adjustments and expenses on foreclosed real estate	47	-	47	-
Loss on sale of foreclosed real estate	-	-		-
Other	558	409	149	36%
Total other expenses	$1,969	$1,778	$191	11%
Efficiency ratio (1)	131.25%	114.41%

(1)	Computed as other expenses divided by the sum of net interest income and other income.

COVENANT BANCSHARES, INC.
Item 2: Management’s Discussion and Analysis of Financial Condition and
Results of Operations
(continued)

            Total other expenses increased $184,000 and $191,000, or 21% and 11% for the three and six months ended June 30, 2011, compared to the three and six months ended June 30, 2010.  Drivers of the change include: a $94,000 and $127,000 increase in legal and professional fees related primarily to an increase in loan collection matters for the three and six months ended June 30, 2011, compared to the 2010 period; an increase of $109,000 and $149,000, or 51% and 36% in other expenses, primarily due to a $34,000 increase in consultant and CPA fees for the six months ended June 30, 2011, compared to the 2010 period.  The increase in consultant and CPA fees are associated with  audit and regulatory financial reporting services utilized by the Company in 2011.  The increase in other expenses included an $84,000 and $87,000 increase in operational  charge-offs during the three and six months ended June 30, 2011, compared to the three and six months ended June 30, 2010, and a $11,000 increase in data processing expense for the six months ended June 30, 2011, compared to the 2010 period, attributable to an increase in volume of ATM transactions during 2011 coinciding with the Company buying out a processing contract as part of its plan to overhaul and improve ATM processing during 2010; total other expenses included a $35,000 and $47,000 increase in valuation adjustments and expenses on foreclosed real estate for the three and six months ended June 30, 2011, compared to the three and six months ended June 30, 2010.  The increase in total other expenses was offset by a decrease in occupancy expense of $21,000 and $69,000, or 15% and 23% for the for the three and six months ended June 30, 2011, compared to the three and six months ended June 30, 2010; and a $34,000 and $73,000, or 8% and 9% decrease in salaries and employee benefits as a result of a decrease in compensation expenses relating to reduction in the Company’s personnel and support staff from June 2010 to June 2011.

Income Taxes. The Company recorded no income tax expense or benefit for the six months ended June 30, 2011 or 2010 due to the inability to determine if these amounts would be realizable.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity. Liquidity management for the Bank is measured and monitored on both a short and long-term basis, allowing management to better understand and react to emerging balance sheet trends. After assessing actual and projected cash flow needs, management seeks to obtain funding at the most economical cost to the Bank. Our primary sources of funds are deposits, amortization, prepayments and maturities of outstanding loans and mortgage-backed and related securities, other short-term investments, and funds provided from operations. While scheduled payments from amortization of loans and mortgage-backed related securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. We invest excess funds in short-term interest-earning assets, including federal funds sold, which enable us to meet lending requirements or long-term investments when loan demand is low.

The Bank, as noted earlier, is operating under a Consent Order (the “Order”).  Within the Order of the Bank is required to adopt, implement, and adhere to a written contingency funding plan (the “Liquidity Plan”).  The Bank’s current liquidity practices involve adhering to the written contingency funding plan.

At June 30, 2011 the Bank had no outstanding commitments to originate loans and unfunded lines of credit of $12.7 million, compared to $1.1 million at December 31, 2010.  In addition, as of June 30, 2011, the total amount of certificates of deposit that were scheduled to mature in the next 12 months was $4.9 million, compared to $5.5 million at December 31, 2010.  Based on prior experience, management believes that a significant portion of such deposits will remain with the Bank, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by the Bank, the Bank will have to utilize other funding sources. Alternatively, management could reduce the level of liquid assets, such as our cash and cash equivalents. Moreover, the cost of such deposits may be significantly higher if market interest rates are higher at the time of renewal.  There were no Federal Home Loan Bank advances outstanding at June 30, 2011, compared with $1.25 million outstanding as of December 31, 2010.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders and for any repurchased shares of its common stock. The Company’s primary source of interest income is dividends received from the Bank. Currently the Bank is operating under a Consent Order, entered into June 6, 2011, which among other items forbids the payment of dividends to the Company without prior approval from the FDIC and IDFPR.

COVENANT BANCSHARES, INC.
Item 2: Management’s Discussion and Analysis of Financial Condition and
Results of Operations
(continued)

Capital. To be considered ‘well capitalized’ within the meaning of the capital adequacy guidelines of the FDIC, the Bank is required to maintain regulatory capital sufficient to meet Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios of at least 4.0%, 4.0% and 8.0%, respectively.   The Bank failed to meet all of the aforementioned capital requirements with ratios at June 30, 2011 of 3.75%, 6.28% and 7.56%, respectively, compared to ratios at December 31, 2010 of 4.81%, 8.09% and 9.37%, respectively; however, as previously disclosed, the Bank, the Federal Deposit Insurance Corporation (the “FDIC”) and the IDFPR entered into a final joint Consent Order on June 6, 2011.  Pursuant to the Consent Order, among other things, the Bank has agreed to achieve and maintain a Tier 1 capital to total assets ratio of at least 9% and a total risk-based capital ratio of at least 13%.  As of September 30, 2012, the Bank’s Tier 1 leverage capital ratio, Tier 1 capital to total assets ratio, and total risk-based capital ratio was 1.06%, 1.67%, and 2.95%, respectively.  As of September 30, 2012, these ratios were below the significantly undercapitalized level set by the federal bank regulators as well as below the levels set by the Consent Order.

OFF-BALANCE SHEET ARRANGEMENTS

For the six months ended June 30, 2011, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

COVENANT BANCSHARES, INC.
Item 3: Quantitative and Qualitative Disclosures about Market Risk

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

COVENANT BANCSHARES, INC.
Item 4: Controls and Procedures

ITEM 4: CONTROLS AND PROCEDURES

Controls and Procedures:

As of the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are not effective in timely alerting them to material information to be included in the Company’s periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

The material weaknesses in the Company’s internal control over financial reporting have not been corrected at December 31, 2011. Moreover, there have been changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that are expected to materially affect, or are reasonably likely to materially affect and improve, the Company’s internal control over financial reporting beginning with reporting period ending March 31, 2012.  Management has continued to focus on improving controls associated with reconciliation of key accounts to ensure financial information is accurate and reported in a timely manner.  Additionally, the Company utilized an independent consultant with extensive external financial reporting experience in preparing the June 30, 2011 Form 10-Q.

Part II – Other Information

ITEM 1 - LEGAL PROCEEDINGS

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business that, in the aggregate, are believed by management to be material to the financial condition and results of operations of the Company.

ITEM 1A - RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. As of June 30, 2011, the risk factors of the Company have not changed materially from those reported in the Company’s Annual Report on Form 10-K. However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 - [REMOVED AND RESERVED]

ITEM 5 - OTHER INFORMATION

Not applicable.

COVENANT BANCSHARES, INC.
Item 6 - Exhibits

ITEM 6 - EXHIBITS

Exhibit No.	Description

3.1	Amended Articles of Incorporation of Covenant Bancshares, Inc.

3.2	Bylaws of Covenant Bancshares, Inc. (incorporated by reference to the Company’s Form 10 Registration Statement filed on November 16, 2010 (File. No. 000-53989)).

3.3	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series A

4.1
Form of Unsecured Promissory Note (incorporated by reference to Exhibit 4.1 to the Company's Form 10-K by reference to Exhibit 4.1 to the Company's Form 10-K for the year ended December 31, 2010 filed with the SEC on May 30, 2012 (File No. 000-53989)).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of stockholders’ equity, (v) consolidated statements of cash flows, and (vi) notes to the condensed consolidated financial statements. *

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files submitted under Exhibit 101.1 are not deemed “filed” for purposes of Section 18 of the Securities Act of 1934, or otherwise subject to the liability of that section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1934.

COVENANT BANCSHARES, INC.
Signatures

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COVENANT BANCSHARES, INC.
Registrant

Date: February 7, 2013	/s/ William S. Winston
William S. Winston
Chief Executive Officer
(Principal Executive Officer)

Date: February 7, 2013	/s/ Herman L. Davis
Herman L. Davis
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)