Form 10-Q
period 2011-09-30
COVENANT BANCSHARES, INC.
filed 2013-02-08
CIK 1488591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

COVENANT BANCSHARES, INC.

FORM 10-Q

For the quarterly period ended September 30, 2011

COVENANT BANCSHARES, INC.
Consolidated Balance Sheet

(in thousands, except share and per share data)	September 30, 2011 (Unaudited)	December 31, 2010 (1)
Assets
Cash and due from banks	$1,331	$1,711
Interest bearing deposits	5,154	2,293
Total cash and cash equivalents	6,485	4,004
Federal funds sold	505	1,105
Securities available for sale	5,791	5,225
Non-marketable equity securities	439	439
Loans, net	44,099	52,812
Premises and equipment, net	2,633	2,739
Accrued interest receivable	129	274
Foreclosed real estate	1,271	319
Intangible Assets	227	277
Prepaid FDIC premiums	351	526
Other assets	303	519
Total assets	$62,233	$68,239
Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$6,786	$6,922
Interest bearing	52,600	55,959
Total deposits	59,386	62,881
Notes payable	675	365
Federal Home Loan Bank advances	-	1,250
Accrued interest payable	61	56
Other liabilities	414	286
Total liabilities	60,536	64,838
Stockholders’ Equity
Common stock, $4.50 par value, 10,000,000 shares authorized; with 770,346 and 765,777 shares issued and outstanding, respectively	3,466	3,444
Additional paid-in-capital	4,064	4,059
Accumulated deficit	(6,363)	(4,155)
Preferred stock - Series A	500	-
Preferred dividends in arrears	(4)	-
Accumulated other comprehensive income	34	53
Total stockholders’ equity	1,697	3,401
Total liabilities and stockholders’ equity	$62,233	$68,239
(1) Derived from audited financial statements

See accompanying notes to these unaudited consolidated financial statements.

COVENANT BANCSHARES, INC.
Consolidated Statements of Operations
 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2011	2010	2011	2010
Interest and dividend income:
Interest and fees on loans	$735	$933	$2,428	$2,800
Securities:
Mortgage-backed and related securities	1	1	1	13
Debt securities	18	22	51	106
Fed Funds Sold	0	0	0	2
Interest-bearing deposits	3	5	11	15
Total interest income	757	961	2,491	2,936
Interest expense:
Deposits	185	231	574	763
Other Borrowed Funds	-	-	1	-
Interest on Notes	14	8	35	39
Total interest expense	199	239	610	802
Net interest income	558	722	1,881	2,134
Provision for loan losses	17	486	1,320	486
Net interest income after provision for loan losses	541	236	561	1,648
Other income:
Gain on sale and call of securities	60	-	60	57
Loss on other real estate owned	(6)	-	(6)	-
Gain on value of trading net	12	-	37	(0)
Customer service fees	44	53	129	146
Other	40	670	106	721
Total other income	150	723	326	924
Other expenses:
Salaries and employee benefits	$350	$418	$1,096	$1,238
Directors fees	2	3	7	6
Occupancy	121	119	354	421
Deposit insurance premium	61	60	183	179
Legal and professional services	30	66	158	67
Data processing	60	59	190	185
Expenses on foreclosed real estate	218	4	265	4
Other	285	524	842	933
Total other expenses	1,127	1,253	3,095	3,033
Income/(loss), before income taxes	(436)	(294)	(2,208)	(461)
Income tax expense	-	-	-	-
Net income (loss)	$(436)	$(294)	$(2,208)	$(461)
Losses per share - basic	$(0.57)	$(0.41)	$(2.88)	$(0.64)
Losses per share - diluted	$(0.57)	$(0.41)	$(2.88)	$(0.64)
Weighted average shares	767,300	724,471	766,285	724,471

See accompanying notes to these unaudited consolidated financial statements.

COVENANT BANCSHARES, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2011	2010	2011	2010
Comprehensive income:
Net income (loss)	$(436)	$(294)	$(2,208)	$(461)
Other comprehensive income:
Unrealized (loss) gain on securities available for sale arising during period	(40)	56	(23)	85
Comprehensive income (loss)	$(476)	$(238)	$(2,231)	$(376)

See accompanying notes to these unaudited consolidated financial statements.

COVENANT BANCSHARES, INC.
Consolidated Statements of Stockholders Equity
 (Unaudited)

(in thousands, except share and per share data)	Shares of Preferred Stock	Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2010	-	$-	765,777	$3,444	$4,059	$(4,155)	$53	$3,401
Issuance of 20 shares of preferred stock par value $25,000	20	500						500
Conversion of debt to 4,569 shares of common stock on 8/31/11			4,569	22	5			27
Comprehensive loss:
Net loss						(2,208)		(2,208)
Dividends Paid on Preferred						(4)		(4)
Unrealized loss on securities available for sale							(19)	(19)
Total comprehensive loss								(2,231)
Balance, September 30, 2011	20	$500	770,346	$3,466	$4,064	$(6,367)	$34	$1,697

See Notes to Consolidated Financial Statements.

See accompanying notes to these unaudited consolidated financial statements.

COVENANT BANCSHARES, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2011	2010
Cash Flows from Operating Activities
Net income (loss)	$(2,208)	$(461)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	178	225
Provision for loan losses	1,320	486
Net amortization (accretion) of securities	33	85
Gain on sale of available for sale securities	(60)	-
Gain on sale of securities held to maturity	-	(57)
Amortization of prepaid FDIC insurance premiums	175	175
Loss on sale of other real estate owned	6	-
Valuation reserve on other real estate owned	90	-
Amortization of Core deposit Intangible	50	50
Change in assets and liabilities:
Accrued interest receivable	145	(106)
Other assets	216	(1,109)
Accrued interest payable and other liabilities	133	71
Net cash provided by (used in) operating activities	78	(641)
Cash Flows from Investing Activities
Securities available for sale:
Purchases of securities available for sale	(3,818)	(5,369)
Proceeds from maturities, prepayment and calls of securities available for sale	3,260	0
Securities held to maturity:
Proceeds from maturities, prepayments and calls of securities held to maturity	0	3,995
Net decrease (increase) in loans	6,326	(218)
Proceeds from the sale of other real estate owned	19	-
Net decrease in federal funds sold	600	1,186
Purchases of premises and equipment	(72)	(53)
Net cash provided by (used in) investing activities	6,315	(459)

See accompanying notes to these unaudited consolidated financial statements.

COVENANT BANCSHARES, INC.
Consolidated Statements of Cash Flows
(Continued)

	Nine Months Ended September 30,
	2011	2010
Cash Flows from Financing Activities
Investment in Prefered Stock	500	-
Proceeds from FLHB Advances	-	3,000
Net (decrease) increase in deposits	(3,495)	597
Preferred dividends in arrears	(4)	-
Net decrease in borrowed funds	(913)	152
Net cash (used in) provided by financing activities	(3,912)	3,749
Net increase in cash and cash equivalents	2,481	2,649
Cash and cash equivalents:
Beginning	4,004	3,703
Ending	$6,485	$6,352
Supplemental Disclosures of Cash Flow Information
Cash paid during period for:
Interest	$605	$822
Supplemental Schedule of Noncash Investing and Financing Activities
Real estate acquired through or in lieu of foreclosure	1,067	511
Notes payable and accrued interest converted to common stock	28	616

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

On August 28, 2012, Covenant Bank, the wholly-owned subsidiary of Covenant Bancshares, Inc. was notified by the IDFPR that the Bank must increase its Tier 1 leverage capital ratio to not less than 5%.  The notice indicated that if the Bank does not increase its Tier 1 leverage capital ratio to such level to the satisfaction of the IDFPR, then the IDFPR has authority to take additional regulatory action against the Bank.  Additionally, on August 28, 2012 the IDFPR issued to the Bank an Order to Cease and Desist (the “C&D”).  The C&D provides that the Bank must: (i) cease and desist from soliciting or knowingly accepting any uninsured deposits, (ii) make contracts with each account holder and discuss methods of restructuring or retitling accounts that would eliminate any uninsured deposits and (iii) submit to the Division each Friday during the life of the C&D, or at any other times the IDFPR may request, a written uninsured deposit report including the total uninsured deposit amounts, the identity of each depositor maintaining any uninsured deposits and the amount of each depositor’s uninsured deposit.

On November 5, 2012, the Bank received a Prompt Corrective Action Directive (the “PCA”) from the FDIC.   The Bank was directed that within 45 days of the PCA, the Bank shall: (i) increase the volume of capital to a level sufficient to restore the Bank to an “adequately capitalized” capital category, or (ii) accept an offer to be acquired by a depository institution holding company or to combine with another insured depository institution.

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

COVENANT BANCSHARES, INC.
Notes to Unaudited Consolidated Financial Statements
(continued)

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

GOING CONCERN

The Bank is suffering from the extraordinary effects of what may ultimately be the worst economic downturn since the Great Depression.  The effects of the current environment are being felt across many industries, with financial services and residential real estate being particularly hard hit.  The Bank, with a portfolio consisting primarily of single-family rental property loans, has seen a rapid and precipitous decline in the value of the collateral securing our loan portfolio.  Thus, we are experiencing significant loan quality issues.  The Company reported a net loss of $2.2 million, and $461,000 for the nine months ended September 30, 2011 and 2010, respectively; primarily the result of significant increases in the provision for credit losses.  The impact of the current financial crisis in the U.S. and abroad is having far-reaching consequences and it is difficult to say at this point when the economy will begin to recover.  As a result, we cannot assure you that we will be able to resume profitable operations in the near future, or at all.

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

At September 30, 2011, there were no material changes in the Company’s significant accounting policies from those disclosed in the 2010 Form 10-K filed with the Securities and Exchange Commission on May 30, 2012.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2011	2010	2011	2010
Net income (loss) available to common stockholders	$(436)	$($294)	$(2,208)	$(461)
Basic potential common shares:
Weighted average shares outstanding	767,300	724,471	766,285	724,471
Common shares outstanding	770,346	765,777	770,346	765,777
Dilutive potential common shares:
Convertible Preferred stock - Series A *	-	-	-	-
Adjusted shares outstanding	770,346	765,777	770,346	765,777
Basic earnings per share	$(0.57)	$(0.41)	$(2.88)	$(0.64)
Weighted average earnings per share - diluted	$(0.57)	$(0.41)	$(2.88)	$(0.64)
*     The effect of convertible preferred stock was not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive.

COVENANT BANCSHARES, INC.
Notes to Unaudited Consolidated Financial Statements
(continued)

NOTE 6 – INVESTMENT SECURITIES

The amortized cost and fair values of securities, with gross unrealized gains and losses, follows:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2011:
Available for Sale
U.S. Treasuries	$509	$2	$-	$511
U.S. agency securities	5,248	32	-	5,280
Total	$5,757	$34	$-	$5,791
December 31, 2010:
Available for Sale
U.S. Treasuries	$2,023	$21	$-	$2,044
U.S. agency securities	3,149	32	-	3,181
Total	$5,172	$53	$-	$5,225

The amortized cost and fair value at September 30, 2011, by contractual maturity, are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or prepaid without penalties. Therefore, stated maturities of mortgage-backed securities are not disclosed.

	Securities Available for Sale
(Dollars in thousands)	Amortized Cost	Fair Value

Due within one year	$3,912	$3,934
Due after one year through five years	732	744
Due after five years through ten years	1,113	1,113
Due after ten years	-	-
	$5,757	$5,791

At September 30, 2011 and December 31, 2010 the Company held no investments with gross unrealized losses.

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

Proceeds from the sale of securities were $3.3 million and $4.0 million for the nine months ended September 30, 2011 and 2010, respectively.  Gross realized gains from investment securities were $60,000 and $57,000 for the nine months ended September 30, 2011 and 2010, respectively.  There were no gross realized losses from investment securities for the nine months ended September 30, 2011 and 2010, respectively.

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

COVENANT BANCSHARES, INC.
Notes to Unaudited Consolidated Financial Statements
(continued)

The components of loans, net of deferred loan costs (fees), are as follows:

(Dollars in thousands)	September 30, 2011	December 31, 2010

Mortgage loans:
One-to-four family residential loans	$23,561	$25,828
Multi-family residential loans	18,108	17,431
Commercial	2,484	8,621
Total mortgage loans	44,153	51,880
Other loans:
Construction	886	1,758
Commercial loans	-	383
Consumer direct	842	539
Total other loans	1,728	2,680
Gross loans	45,881	54,560
Less: Deferred Loan Fees	(137)	(153)
Less: Allowance for loan losses	(1,645)	(1,595)
Loans, net	$44,099	$52,812

COVENANT BANCSHARES, INC.
Notes to Unaudited Consolidated Financial Statements
(continued)

 The following table presents the activity in the allowance for loan losses by portfolio segment for the periods indicated:

(Dollars in thousands)	One-to-Four Family	Multi-family	Non-residential	Commercial	Consumer Direct	Construction	Total
September 30, 2011
Balance at beginning of year	$693	$265	$514	$-	$7	$116	$1,595
Provision charged to income	1,505	(17)	(110)		21	(79)	1,320
Loans charged off	(757)	(81)	(384)	-	(15)	(33)	(1,270)
Recoveries of loans previously charged off	-	-	-	-	-	-	-
Balance at end of period	$1,441	$167	$20	$-	$13	$4	$1,645
Period-end amount allocated to:
Loans individually evaluated for impairment	$51	$-	$-	$-	$-	$-	$51
Loans collectively evaluated for impairment	1,390	167	20	-	13	4	1,594
Balance at end of period	$1,441	$167	$20	$-	$13	$4	$1,645

	One-to-Four Family	Multi-family	Non-residential	Commercial	Consumer Direct	Construction	Total
September 30, 2010
Balance at beginning of year	$425	45	401	5	11	28	$915
Provision charged to income	305	56	51	59	2	13	486
Loans charged off	(146)			(5)	(4)		(155)
Recoveries of loans previously charged off	-	-	-	-	-	-	-
Balance at end of period	$584	$101	$452	$59	$9	$41	$1,246
Period-end amount allocated to:
Loans individually evaluated for impairment	$316	$-	$428	$-	$-	$-	$744
Loans collectively evaluated for impairment	268	101	24	59	9	41	502
Balance at end of period	$584	$101	$452	$59	$9	$41	$1,246

COVENANT BANCSHARES, INC.
Notes to Unaudited Consolidated Financial Statements
(continued)

 The following table presents the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2011 and December 31, 2010:

(Dollars in thousands)	One-to-four Family	Multi-family	Nonresidential	Commercial	Consumer Direct	Construction	Total
September 30, 2011
Loans individually evaluated for impairment	$2,260	$1,556	$992	$-	$-	$299	$5,107
Loans collectively evaluated for impairment	21,301	16,552	1,492	-	842	587	40,774
Ending Balance	$23,561	$18,108	$2,484	$-	$842	$886	$45,881

	One-to-four Family	Multi-family	Nonresidential	Commercial	Consumer Direct	Construction	Total
December 31, 2010
Loans individually evaluated for impairment	$1,914	$797	$3,093	$-	$29	$383	$6,216
Loans collectively evaluated for impairment	23,914	16,634	5,528	383	510	1,375	48,344
Ending Balance	$25,828	$17,431	$8,621	$383	$539	$1,758	$54,560

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.

The following table presents loans individually evaluated for impairment, by class of loans, as of September 30, 2011 and December 31, 2010:

(Dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
September 30, 2011
One-to-four family	$2,260	$1,856	$404	$2,260	$51	$2,087
Multi-family	1,556	1,556	-	1,556	-	1,177
Non-residential	992	992	-	992	-	2,043
Commercial	-	-	-	-	-	-
Consumer direct	-	-	-	-	-	15
Construction	299	299	-	299	-	341
	$5,107	$4,703	$404	$5,107	$51	$5,663

December 31, 2010
One-to-four family	$1,914	$708	$1,206	$1,914	$518	$1,607
Multi-family	797	324	473	797	179	499
Non-residential	3,093	1,563	1,530	3,093	472	2,220
Commercial	-	-	-	-	-	-
Consumer direct	29	1	28	29	1	16
Construction	383	79	304	383	106	192
	$6,216	$2,675	$3,541	$6,216	$1,276	$4,534

COVENANT BANCSHARES, INC.
Notes to Unaudited Consolidated Financial Statements
(continued)

 For year ended December 31, 2011, the Company recognized $95,720 in interest income on impaired loans.

Of the $5.1 million of impaired loans at September 30, 2011, there are $1.3 million whose terms have been modified in troubled debt restructurings.  Moreover, as of September 31, 2011, no loans had been modified in troubled debt restructurings that are performing in accordance with their modified terms and are being monitored as they have not attained per accounting guidelines the performance requirements for the set time period to achieve being placed on accrual status.  At December 31, 2010 there was $6.2 million of impaired loans, of which $1.1 million of loans had been modified in troubled debt restructurings.

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual, by class of loans, as of September 30, 2011 and December 31, 2010:

(Dollars in thousands)	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
September 30, 2011
One-to-four family	$2,224	$210
Multi-family	650	-
Non-residential	1,406	-
Commercial	-
Consumer direct	-	3
Construction	79	-
	$4,359	$213

	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
December 31, 2010
One-to-four family	$835	$1,014
Multi-family	279	0
Non-residential	1,443	730
Commercial	109	0
Consumer direct	0	0
Construction	0	80
	$2,666	$1,824

COVENANT BANCSHARES, INC.
Notes to Unaudited Consolidated Financial Statements
(continued)

The following table presents the aging of the recorded investment in loans, by class of loans, as of September 30, 2011 and December 31, 2010:

(Dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
September 30,2011
One-to-four family	$-	$340	$2,434	$2,774	$20,786	$23,560
Multi-family	286	449	650	1,385	16,723	18,108
Non-residential	41	75	1,406	1,522	962	2,484
Commercial	-	-	-	-	-	-
Consumer direct	2	29	3	34	808	842
Construction	221	-	79	300	587	887
	$550	$893	$4,572	$6,015	$39,866	$45,881

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
December 31, 2010
One-to-four family	$1,528	$166	$1,849	$3,543	$22,285	$25,828
Multi-family	1,648	146	377	2,171	15,260	17,431
Non-residential	269	341	2,074	2,684	5,937	8,621
Commercial	-	-	110	110	273	383
Consumer direct	3	-	-	3	536	539
Construction	-	-	80	80	1,678	1,758
	$3,448	$653	$4,490	$8,591	$45,969	$54,560

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

•	Not Rated – loans in this bucket are not evaluated on an individual basis (currently the bank has no unrated loans).

As of September 30, 2011 and December 31, 2010, the risk category of loans by class is as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
September 30,2011
One-to-four family	$21,301	$133	$2,127	$-	$23,561
Multi-family	16,552	286	1,270	-	18,108
Non-residential	1,492	-	992	-	2,484
Commercial	-	-	-	-	-
Consumer direct	842	-	-	-	842
Construction	587	-	299	-	886
Total	$40,774	$419	$4,688	$-	$45,881

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2010
One-to-four family	$23,985	$1	$1,842	$-	$25,828
Multi-family	17,054	16	361	-	17,431
Non-residential	6,124	212	2,285	-	8,621
Commercial	273	-	110	-	383
Consumer direct	539	-	-	-	539
Construction	1,678	-	80	-	1,758
Total	$49,653	$229	$4,678	$-	$54,560

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

Impaired Loans:  Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value.  Fair value is measured based on the value of the collateral securing these loans and is classified at a Level 3 in the fair value hierarchy.  Collateral may be real estate and/or business assets including equipment, inventory and/or accounts receivable and is determined based on appraisals by qualified licensed appraisers hired by the Company.  Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business.  At September 30, 2011 and December 31, 2010, there were $5,107,000  and $6,216,000 respectively in impaired loans valued at $5,056,000 and $4,940,000 respectively, using Level 3 inputs.

Other Real Estate Owned:  Other real estate owned, upon initial recognition, are measured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the real estate.  Upon initial recognition, the fair value of foreclosed assets, are estimated using Level 3 inputs.  At September 30, 2011 and December 31, 2010, there was $1,271,000 and $319,000 in other real estate owned valued using Level 3 inputs, respectively.

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

The Company did not have any transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the third quarter of 2011.

COVENANT BANCSHARES, INC.
Notes to Unaudited Consolidated Financial Statements
(continued)

The tables below present the recorded amount of assets measured at fair value on a recurring basis at September 30, 2011 and December 31, 2010:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total Fair Value
September 30,2011
U.S. Treasuries	$-	$511	$-	$511
U.S. agency securities available for sale	$-	5,280	$-	$5,280
Total	$-	$5,791	$-	$5,791

	Level 1	Level 2	Level 3	Total Fair Value
December 31, 2010
U.S. Treasuries	-	$2,058	-	2,058
U.S. agency securities available for sale	$-	3,167	$-	$3,167
Total	$-	$5,225	$-	$5,225

The tables below present the recorded amount of assets measured at fair value on a non-recurring basis at September 30, 2011 and December 31, 2010:

	Level 1	Level 2	Level 3	Total Fair Value
September 30,2011
Foreclosed assets	$-	$-	$1,271	$1,271
Impaired loans, net of allowance	-	-	5,056	5,056

	Level 1	Level 2	Level 3	Total Fair Value
December 31, 2010
Foreclosed assets	$-	$-	$319	$319
Impaired loans, net	-	-	4,940	4,940

COVENANT BANCSHARES, INC.
Notes to Unaudited Consolidated Financial Statements
(continued)

The following information presents estimated fair value of the Company’s financial instruments as of September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$6,485	$6,485	$4,004	$4,004
Federal funds sold	505	505	1,105	1,105
Securities	5,791	5,791	5,225	5,225
Accrued interest receivable	129	129	274	274
Loans, net	44,099	45,542	52,812	52,921
Financial Liabilities:
Deposits	59,386	58,447	62,881	62,319
Notes payable	675	675	365	365
Accrued interest payable	61	61	56	56

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

FORWARD-LOOKING INFORMATION

Statements contained in this report that are not historical facts may constitute forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended), which involve significant risks and uncertainties. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by the use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “plan,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. The Company undertakes no obligation to update these forward-looking statements in the future. The Company cautions readers of this report that a number of important factors could cause the Company’s actual results subsequent to September 30, 2011 to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from those predicted and could affect the future prospects of the Company include, but are not limited to, fluctuations in market rates of interest and loan and deposit pricing, changes in the securities or financial market, a deterioration of general economic conditions either nationally or locally, delays in obtaining the necessary regulatory approvals, our ability to consummate proposed transactions in a timely manner, legislative or regulatory changes that adversely affect our business, adverse developments or changes in the composition of our loan or investment portfolios, significant increases in competition, changes in real estate values, difficulties in identifying attractive acquisition opportunities or strategic partners to complement our Company’s approach and the products and services the Company offers, the possible dilutive effect of potential acquisitions or expansion, and our ability to raise new capital as needed and the timing, amount and type of such capital raises. These risks and uncertainties should be considered in evaluating forward-looking statements.

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

This quarterly report on Form 10-Q includes the Company’s unaudited financial statements for the quarter ended September 30, 2011.  Set forth below are certain selected unaudited financial results as of and for both the three and nine months ended September 30, 2012 compared to unaudited financial results as of and for both the three and nine months ended September 30, 2011.  As of September 30, 2012, the Company’s total assets were $60.0 million as compared to $62.2 million as of September 30, 2011.  Loans, net of allowance for loan losses, were $40.2 million as of September 30, 2012 as compared to $44.1 million as of September 30, 2011.  Nonperforming assets, including OREO, were $7.4 million as of September 30, 2012 as compared to $5.9 million as of September 30, 2011.  Net interest income was $532,000 for the quarter ended September 30, 2012 as compared to $557,000 million for the quarter ended September 30, 2011.  Net income for the quarter ended September 30, 2012 was $382,000 as compared to a net loss of $436,000 for the quarter ended September 30, 2011.  Net interest income was $1.5 million for the nine months ended September 30, 2012 as compared to $1.9 million for the nine months ended September 30, 2011.  Net loss for the nine months ended September 30, 2012 was $1.1 million as compared to a net loss of $2.2 million for the nine months ended September 30, 2011.

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

COVENANT BANCSHARES, INC.
Item 2: Management’s Discussion and Analysis of Financial Condition and
Results of Operations
(continued)

Additionally, on August 28, 2012, the Division also issued to the Bank an Order to Cease and Desist (the “Order”).  The Order provides that the Bank must (i) cease and desist from soliciting or knowingly accepting any uninsured deposits, (ii) make contact with each account holder and discuss methods of restructuring or retitling accounts that would eliminate any uninsured deposits and (iii) submit to the Division each Friday during the life of the Order, or at any other time as the Division may request, a written uninsured deposit report, including the total uninsured deposit amount, the identity of each depositor maintaining any uninsured deposit and the amount of each depositor’s uninsured deposit.

On November 5, 2012, the Bank received a Prompt Corrective Action Directive (the “PCA”) from the FDIC.   The Bank was directed that within 45 days of the PCA, the Bank shall: (i) increase the volume of capital to a level sufficient to restore the Bank to an “adequately capitalized” capital category, or (ii) accept an offer to be acquired by a depository institution holding company or to combine with another insured depository institution.

As previously disclosed, the Bank, the Federal Deposit Insurance Corporation (the “FDIC”) and the IDFPR entered into a final joint Consent Order on June 6, 2011.  Pursuant to the Consent Order, among other things, the Bank has agreed to achieve and maintain a Tier 1 capital to total assets ratio of at least 9% and a total risk-based capital ratio of at least 13%.  As of September 30, 2012, the Bank’s Tier 1 capital to total assets ratio was 1.67% compared to 4.89% as of September 30, 2011, and the total risk-based capital ratio was 2.95% as of September 30, 2012 compared to 6.17% as of September 30, 2011.  As of September 30, 2012, these ratios were below the significantly undercapitalized level set by the federal bank regulators as well as below the levels set by the Consent Order.

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

The Company’s primary business activity is the origination of one- to four family and multi-family real estate loans (both owner occupied and non-owner occupied investment properties).  To a lesser extent, the Company also originates business loans.  The Company invests in securities, primarily United States Government Agency securities and mortgage-backed securities.  Since the purchase of Community Bank of Lawndale, the Company has utilized wholesale funding sources to help fund operations.  During the year ended December 31, 2010, the Company’s goal was to reduce losses and the volume of problem loans, and concentrate on operations and maintain market share.  Accordingly, during the third quarter of 2011, the Company reduced the dollar size of loans and restricted multiple credits to individual borrowers.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

The Company’s total assets decreased $6.0 million, or 8.8%, to $62.2 million at September, 2011 from $68.2 million at December 31, 2010.  Drivers of the change include: decrease in loans of $8.7 million, or 16.5%; an increase in cash and cash equivalents of  $2.5 million, or 62.0%; a decrease in federal funds sold of $600,000, or 54.3%; an increase in securities available for sale of $0.57 million, or 10.8%; an increase in foreclosed real estate of $952,000, or 298.5%;  a decrease in other assets of $216,000, or 41.5%; a decrease in prepaid FDIC insurance premiums of $175,000, or 33.3%; and a decrease in accrued interest receivable of $145,000, or 53.0%.

More specifically, cash and cash equivalents increased $2.5 million, or 62.0%, to $6.5 million at September 30, 2011 from $4.0 million at December 31, 2010, primarily the result of a $6.3 million net increase in cash provided by investing activities for the nine months ended September 30, 2011, comprised of $6.3 million in proceeds from maturities and calls of securities, a net decrease of $6.3 million in loans, offset by purchases of available for sale securities totaling $3.8 million as of September 30, 2011.

Securities available for sale increased $0.57 million, or 10.8%, to $5.8 million at September 30, 2011 from $5.2 million at December 31, 2010.  The increase was primarily the result of $663,000 in net securities purchased.

Loans, net of the allowance for loan losses, decreased $8.7 million, or 16.5%, to $44.1 million at September 30, 2011 from $52.8 million at December 31, 2010. The decrease in loans, net of the allowance for loan losses, was primarily due to attrition, pay-downs, principal reductions, and charge-offs which exceeded the level of originations during the first three quarters of 2011.

Foreclosed real estate increased $952,000, or 298.5%, to $1.3 million at September 30, 2011 from $319,000 at December 31, 2010. The increase was primarily due to the addition of 14 properties valued at $1.5 million acquired through loan foreclosure (deed in lieu) due to the continued stress the economic environment has placed on the Company’s customers, offset by the sale of 2 properties totaling $9,000.

COVENANT BANCSHARES, INC.
Item 2: Management’s Discussion and Analysis of Financial Condition and
Results of Operations
(continued)

The Company’s total liabilities decreased $4.3 million, or 6.6%, to $60.5 million at September 30, 2011, from $64.8 million at December 31, 2010.  Drivers of the change include: decrease in total deposits of $3.5 million, or 5.6%; increase in notes payable of $310,000, or 85.0%; decrease in Federal Home Loan Bank Advances of $1.25 million, or 100%; and a decrease in accrued interest payable and other liabilities of $133,000, or 38.9%.

More specifically, total deposits decreased $3.5 million, or 5.6%, to $59.4 million at September 30, 2011 from $62.8 million at December 31, 2010. The decrease is primarily due to decreases in market deposits and non-interest bearing deposits due primarily to customers moving funds into non-term products as they wait for a better rate environment.

Accrued interest payable increased $5,000 or 8.7% to $61,000 at September 30, 2011 from $56,000 at December 31, 2010.  Other liabilities increased $128,000, or 44.6%, to $414,000 at September 30, 2011 from $286,000 at December 31, 2010.  The increase was primarily due to an increase in accounts payable of $37,000 and an increase in accrued expenses and other liabilities of $91,000.

Stockholders equity decreased $1.7 million, or 50.1%, to $1.69 million at September 30, 2011 from $3.4 million at December 31, 2010. The decrease in equity is primarily related to net loss of $2.2 million, offset by a net increase in accumulated other comprehensive income from unrealized gains on available for sale securities of $19,000, issuance of 20 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A par value $25,000 per share totaling $500,000 and conversion of debt to 4,569 shares of common stock totaling $28,000 on August 31, 2011.

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

Non-performing assets increased to $5.8 million on September 30, 2011 from $4.8 million on December 31, 2010.  This number includes $1.3 million in foreclosed real estate and $4.6 million in non-performing loans.  The primary reason for this increase in non-performing assets was due to a net increase of $1.7 million, or 64% in total non-accrual loans, and a $952,000, or 298% increase in foreclosed real estate as of September 30, 2011, compared to amounts reported at December 31, 2010.

COVENANT BANCSHARES, INC.
Item 2: Management’s Discussion and Analysis of Financial Condition and
Results of Operations
(continued)

The following table summarizes nonperforming assets at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
(Dollars in thousands)
Non-accrual:
One-to-four family	$2,224	$835
Multi-family	650	279
Non-residential real estate	1,406	1,443
Commercial	-	109
Consumer	-	0
Construction	79	0

Total non-accrual loans	4,359	2,666
Past due greater than 90 days and still accruing:
One-to-four family	$210	$1,014
Multi-family	-	0
Non-residential real estate	-	730
Commercial	-	0
Consumer	3	0
Construction	-	80
Total nonperforming loans	4,572	4,490
Foreclosed real estate	1,271	319
Total nonperforming assets	$5,843	$4,809

The following table presents selected asset quality ratios at September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010
Allowance for loan losses as a percent of gross loans receivable	3.59%	2.92%
Allowance for loan losses as a percent of total nonperforming loans	35.98%	35.52%
Nonperforming loans as a percent of gross loans receivable	9.97%	8.23%
Nonperforming loans as a percent of total assets	7.35%	6.58%
Nonperforming assets as a percent of total assets	9.39%	7.05%

COVENANT BANCSHARES, INC.
Item 2: Management’s Discussion and Analysis of Financial Condition and
Results of Operations
(continued)

COMPARISON OF RESULTS OF OPERATION FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

General. Net loss for the three and nine months ended September 30, 2011 was $436,000 and $2.2 million, compared to a net loss of $294,000 and $461,000 for the three and nine months ended September 30, 2010, all respectively.  Net loss increased by $142,000 for the three months ended September 30, 2011 primarily due to a $570,000 decrease in other income in the 2011 period.  Moreover, net loss increased by $1.7 million for the nine months ended September 30, 2011 primarily due to an $834,000 increase in provision for loan losses as compared to the 2010 period.

Net Interest Income. The following table summarizes interest and dividend income and interest expense for the nine months ended September 30, 2011 and 2010.

	Nine Months Ended
	September 30,
	2011	2010	$ change	% change
(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$2,428	2,800	$(372)	-13%
Securities:
Residential mortgage-backed and related securities	1	13	(12)	-92%
U.S. agency securities	30	88	(58)	-66%
U.S. Treasuries	21	18	3	14%
Federal Funds Sold	-	2	(2)	0%
Interest-bearing deposits	11	15	(3)	-22%
Total interest and dividend income	2,491	2,936	(444)	-15%
Interest expense:
Deposits	574	763	(189)	-25%
Interest on notes	36	39	(3)	-8.1%
Total interest expense	610	802	(192)	-24%
Net interest income	$1,881	2,134	(252)	-12%

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

	Nine Months Ended September 30,
	2011			2010
(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-earning assets
Loans receivable, net (1)	$47,679	$2,428	6.81%	$58,127	$2,800	6.44%
Securities, net (2)	5,012	52	1.39%	5,938	119	2.68%
Non-marketable equity securities	439	-	0.00%	439	-	0.00%
Interest-bearing deposits	6,186	11	0.25%	4,104	15	0.48%
Fed Funds Sold	657	-	0.00%	1,437	2	0.19%
Total interest-earning assets	59,973	2,491	5.55%	70,045	2,936	5.60%
Interest-bearing liabilities
Money Market accounts	$3,054	$28	1.22%	$1,882	$15	1.10%
Savings Acoounts	9,058	54	0.80%	9,448	45	0.63%
Certificates of Deposit accounts	39,030	520	1.78%	48,622	718	1.98%
Checking accounts	4,499	7	0.22%	4,134	24	0.76%
Other Borrowed Funds	-	1	-	-	-
Total interest-bearing liabilities	55,641	610	1.47%	64,086	802	1.67%
NET INTEREST INCOME		$1,881			$2,134
NET INTEREST RATE SPREAD (3)			4.09%			3.93%
NET INTEREST MARGIN (4)			4.19%			4.07%
RATIO OF AVERAGE INTEREST-EARNING ASSETS TO AVERAGE INTEREST-BEARING LIABILITIES			107.79%			109.30%
(1) Amount is net of deferred loan origination (costs) fees, undisbursed loan funds, unamourtized discounts and allowance for loan losses includes non-performing loans.
(2) Includes unamortized discounts and premiums.
(3) Net interest rate spread represents the difference between the yield on average interest-earnings assets and the average cost of interest-bearing liabilities.
(4) Net interest margin represents net interest income dividend by average interest-earning assets.

COVENANT BANCSHARES, INC.
Item 2: Management’s Discussion and Analysis of Financial Condition and
Results of Operations
(continued)

The following table summarizes the changes in net interest income due to rate and volume for the nine months ended September 30, 2011 and 2010. The column “Net” is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume. Quarter to quarter analysis between reporting periods has not been presented below due to the small size of the Company’s balance sheet, loan portfolio and related accounts.  Accordingly, the changes between quarters in the reporting periods presented do not materially differ from the year to year comparison disclosed.

	Nine Months Ended September 30, 2011 Compared to 2010 (Increase) Decrease Due to
	VOLUME	RATE	NET
(Dollars in thousands)
Interest and dividends earned on
Loans receivable, net	$532	$(160)	$372
Securities, net	10	57	67
Non-marketable equity securities	-	-	-
Interest-bearing deposits	(4)	9	5
Total interest-earning assets	$538	$(94)	$444
Interest expense on
Money Market accounts	$(11)	$(2)	$(13)
Passbook accounts	2	(12)	(10)
Certificates of Deposit accounts	128	70	198
Checking	(1)	17	16
Total interest-bearing liabilities	$118	$73	$191
Change in net interest income	$420	$(167)	$253

Interest income decreased $444,000, or 15.1%, to $2.5 million for the nine months ended September 30, 2011 compared to $2.9 million for the nine months ended September 30, 2010. Interest and dividend income decreased due to the decline in average interest earning assets of $10 million and the yield decreasing on interest earning assets from 5.60% to 5.55%. The decline in the loan portfolio contributed to a significant amount of the decline in earning assets. The yield on the investment portfolio and the loan portfolio continued to decline as the low rate environment continued during the third quarter of 2011. This decline in interest income was offset by a $191,000, or 24.0%, reduction in interest expense. The cost of funds declined 20 basis points or 11.98% for the nine months ended September 30, 2011 compared to the nine months ended 2010, due to the continued low rate environment. The average balance of interest bearing liabilities remained stable between these periods.

Provision for Loan Losses. Management recorded a loan loss provision of $17,000 and $1.32 million for the three and nine months ended September 30, 2011, compared to $486,000 for the nine months ended September 30, 2010. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect each borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. Based on its review at September 30, 2011, management believes that the allowance is maintained at a level that represents its best estimate of inherent losses in the loan portfolio that were both probable and reasonably estimable

COVENANT BANCSHARES, INC.
Item 2: Management’s Discussion and Analysis of Financial Condition and
Results of Operations
(continued)

Other Income. The following table summarizes other income for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
	2011	2010	$ change	% change
(Dollars in thousands)
Other income:
Gain on sale and call of securities	$60	$57	$3	5%
Gain on sale of loans	-	-	-
Loss on other real estate	(6)	-	(6)
Gain (loss) on Trading Securities	37	-	37	-
Customer service fees	129	146	(17)	(12%)
BEA/Misc awards	-	600	(600)
Other	106	121	(14)	(11.9%)
Total other income	$326	$924	$(598)	-65%

The decrease in total other income was primarily due to the Company receiving a $600,000 Bank Enterprise Award (“BEA”) grant in September 2010.  Accordingly, other income from BEA grants for the three months ended September 30, 2011 and 2010 totaled $0 and $600,000, respectively. The Company did not receive any BEA grants during the first two quarters of both 2011, and 2010.

Other Expenses. The following table summarizes other expenses for the nine months ended September 30, 2011 and 2010.

	Nine Months Ended September 30,
	2011	2010	$ change	% change
(Dollars in thousands)
Other expenses:
Salaries and employee benefits	$1,096	$1,238	$(142)	-11%
Directors fees	7	6	1	21%
Occupancy	354	421	(67)	-16%
Deposit insurance premium	183	179	4	2%
Legal and professional services	158	67	92	137%
Data processing	190	185	5	3%
Valuation adjustments and expenses on foreclosed real estate	265	4	261	66%
Other	842	933	91	-10%
Total other expenses	$3,095	$3,033	$62	2%
Efficiency ratio (1)	139%	82%

(1)	Computed as other expenses divided by the sum of net interest income and other income.

COVENANT BANCSHARES, INC.
Item 2: Management’s Discussion and Analysis of Financial Condition and
Results of Operations
(continued)

Total other expenses (decreased)/increased ($126,000) and $62,000, or 10.0% and 2.0% for the three and nine months ended September 30, 2011, compared to the three and nine months ended September 30, 2010.  Drivers of the change include: a $91,000 increase in legal and professional fees related primarily to an increase in loan collection matters for the nine months ended September 30, 2011, compared to the 2010 period; a $214,000 and $261,000 increase in valuation adjustments and expenses on foreclosed real estate for the three and nine months ended September 30, 2011, compared to the three and nine months ended September 30, 2010, primarily due to the addition of 14 properties acquired through loan foreclosure (deed in lieu) due to the continued stress the economic environment has placed on the Company’s customers; The increases in total other expenses were offset by a $68,000 and $142,000, or 16.3% and 11.5% decrease in salaries and employee benefits as a result of a decrease in compensation expenses relating to reduction in the Company’s personnel and support staff from September 2010 to September 2011; a decrease of $239,000 and $91,000, or 45.6% and 9.8% in other expenses, primarily due to a $222,000 decrease in charge-offs during the three months ended September 30, 2011, compared to the 2010 period; offset by an increase of $34,000 and $68,000 in consultant and CPA fees for the three and nine months ended September 30, 2011, compared to the 2010 period.  The increase in consultant and CPA fees are associated with audit and regulatory financial reporting services utilized by the Company in 2011.

Income Taxes. The Company recorded no income tax expense or benefit for the nine months ended September 30, 2011 or 2010 due to the inability to determine if these amounts would be realizable.

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

At September 30, 2011 the Bank had no outstanding commitments to originate loans and unfunded lines of credit of $12.6 million, compared to $1.1 million at December 31, 2010.  In addition, as of September 30, 2011, the total amount of certificates of deposit that were scheduled to mature in the next 12 months was $4.9 million, compared to $5.5 million at December 31, 2010.   Based on prior experience, management believes that a significant portion of such deposits will remain with the Bank, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by the Bank, the Bank will have to utilize other funding sources. Alternatively, management could reduce the level of liquid assets, such as our cash and cash equivalents. Moreover, the cost of such deposits may be significantly higher if market interest rates are higher at the time of renewal.  There were no Federal Home Loan Bank advances outstanding at September 30, 2011, compared with $1.25 million outstanding as of December 31, 2010.

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

COVENANT BANCSHARES, INC.
Item 2: Management’s Discussion and Analysis of Financial Condition and
Results of Operations
(continued)

Capital. To be considered ‘well capitalized’ within the meaning of the capital adequacy guidelines of the FDIC, the Bank is required to maintain regulatory capital sufficient to meet Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios of at least 4.0%, 4.0% and 8.0%, respectively.   The Bank failed to meet all of the aforementioned capital requirements with ratios at September 30, 2011 of 3.32%, 4.89% and 6.17%, respectively, compared to ratios at December 31, 2010 of 4.81%, 8.09% and 9.37%, respectively; however, as previously disclosed, the Bank, the Federal Deposit Insurance Corporation (the “FDIC”) and the IDFPR entered into a final joint Consent Order on June 6, 2011 Pursuant to the Consent Order, among other things, the Bank has agreed to achieve and maintain a Tier 1 capital to total assets ratio of at least 9% and a total risk-based capital ratio of at least 13%.  As of September 30, 2012, the Bank’s Tier 1 leverage capital ratio, Tier 1 capital to total assets ratio, and total risk-based capital ratio was 1.06%, 1.67%, and 2.95%, respectively.  As of September 30, 2012, these ratios were below the significantly undercapitalized level set by the federal bank regulators as well as below the levels set by the Consent Order.

OFF-BALANCE SHEET ARRANGEMENTS

For the nine months ended September 30, 2011, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Management has continued to focus on improving controls associated with reconciliation of key accounts to ensure financial information is accurate and reported in a timely manner. Additionally, the Company utilized an independent consultant with extensive external financial reporting experience in preparing the September 30, 2011 Form 10-Q.

Part II – Other Information
ITEM 1 - LEGAL PROCEEDINGS

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business that, in the aggregate, are believed by management to be material to the financial condition and results of operations of the Company.

ITEM 1A - RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. As of September 30, 2011, the risk factors of the Company have not changed materially from those reported in the Company’s Annual Report on Form 10-K. However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2011, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of stockholders’ equity, (v) consolidated statements of cash flows, and (vi) notes to the condensed consolidated financial statements. *

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

COVENANT BANCSHARES, INC.
Registrant

Date: February 8, 2013	/s/ William S. Winston
William S. Winston
Chief Executive Officer
(Principal Executive Officer)

Date: February 8, 2013	/s/ Herman L. Davis
Herman L. Davis
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)