Form 10-Q
period 2011-03-31
COVENANT BANCSHARES, INC.
filed 2013-02-11
CIK 1488591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

COVENANT BANCSHARES, INC.
FORM 10-Q
For the quarterly period ended March 31, 2011

COVENANT BANCSHARES, INC.
Consolidated Balance Sheet

(in thousands, except share and per share data)	March 31, 2011 (Unaudited)	December 31, 2010 (1)
Assets
Cash and due from banks	$1,868	$1,711
Interest bearing deposits	6,378	2,293
Total cash and cash equivalents	8,246	4,004
Federal funds sold	435	1,105
Securities available for sale	4,712	5,225
Non-marketable equity securities	439	439
Loans, net	49,730	52,812
Premises and equipment, net	2,726	2,739
Accrued interest receivable	309	274
Foreclosed real estate	650	319
Intangible Assets	260	277
Prepaid FDIC premiums	465	526
Other assets	313	519
Total assets	$68,285	$68,239

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$7,760	$6,922
Interest bearing	56,492	55,959
Total deposits	64,252	62,881
Notes payable	700	365
Federal Home Loan Bank advances	-	1,250
Accrued interest payable	54	56
Other liabilities	213	286
Total liabilities	65,219	64,838
Stockholders’ Equity
Common stock, $4.50 par value, 10,000,000 shares authorized; with 765,777 shares issued and outstanding	3,444	3,444
Additional paid-in-capital	4,059	4,059
Accumulated deficit	(4,488)	(4,155)
Accumulated other comprehensive income	51	53
Total stockholders’ equity	3,066	3,401
Total liabilities and stockholders’ equity	$68,285	$68,239
(1) Derived from audited financial statements

See accompanying notes to these unaudited consolidated financial statements.

COVENANT BANCSHARES, INC.
Consolidated Statements of Operations
 (Unaudited)

	Three Months Ended March 31,
(Dollars in thousands, except share and per share data)	2011	2010
Interest and dividend income:
Interest and fees on loans	$896	$928
Securities:
Mortgage-backed and related securities	-	7
Debt securities	19	41
Fed Funds Sold	-	1
Interest-bearing deposits	4	6
Total interest income	919	983
Interest expense:
Deposits	195	277
Other Borrowed Funds	1	-
Interest on Notes	7	16
Total interest expense	203	293
Net interest income	716	690
Provision for loan losses	241	-
Net interest income after provision for loan losses	475	690
Other income:
Gain on value of trading assets	23	-
Customer service fees	40	47
Other	32	24
Total other income	95	71
Other expenses:
Salaries and employee benefits	374	414
Directors fees	2	2
Occupancy	114	163
Deposit insurance premium	61	58
Legal and professional services	35	1
Data processing	68	62
Expenses on foreclosed real estate	12	-
Other	237	196
Total other expenses	903	896
Income/(loss), before income taxes	(333)	(135)
Income tax expense	-	(18)
Net income (loss)	$(333)	$(117)
Losses per share - basic	$(0.43)	$(0.17)
Losses per share - diluted	$(0.43)	$(0.17)
Weighted average shares	765,777	689,749

See accompanying notes to these unaudited consolidated financial statements.

COVENANT BANCSHARES, INC.
Consolidated Statements of Comprehensive Income
 (Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2011	2010
Comprehensive income:
Net income (loss)	$(333)	$(117)
Other comprehensive income:
Unrealized (loss) gain on securities available for sale arising during period	(2)	(6)
Comprehensive income (loss)	$(334)	$(123)

See accompanying notes to these unaudited consolidated financial statements.

COVENANT BANCSHARES, INC.
Consolidated Statements of Stockholders Equity
 (Unaudited)

(in thousands,except share data)	Shares of Preferred Stock	Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2010	-	$-	765,777	$3,444	$4,059	$(4,155)	$53	$3,401
Issuance of shares of preferred stock								-
Comprehensive loss:
Net loss						(333)		(333)
Dividends Paid on Preferred								-
Unrealized loss on securities available for sale							(2)	(2)
Total comprehensive loss								(335)
Balance, March 31, 2011	-	$-	765,777	$3,444	$4,059	$(4,488)	$51	$3,066

See accompanying notes to these unaudited consolidated financial statements.

COVENANT BANCSHARES, INC.
Consolidated Statements of Cash Flows
 (Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2011	2010
Cash Flows from Operating Activities
Net Loss	$(333)	$(117)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	57	86
Provision for loan losses	241	-
Net amortization of securities	11	3
Amortization of prepaid FDIC insurance premiums	61	58
Valuation reserves on other real estate owned	-	-
Amortization of Core deposit Intangible	17	17
Change in assets and liabilities:
Accrued interest receivable	(35)	(48)
Other assets	206	(540)
Accrued interest payable and other liabilities	(75)	476
Net cash provided by (used in) operating activities	150	(65)
Cash Flows from Investing Activities
Securities available for sale:
Net purchases of securities available for sale	-	(2,500)
Proceeds from maturities, prepayments and calls of securities available for sale	500	-
Securities held to maturity:
Paydowns and sales	-	110
Net decrease (increase) in loans	2,510	(2,537)
Net decrease in federal funds sold	670	1,441
Purchases of premises and equipment	(44)	(12)
Net cash provided by (used in) investing activities	3,636	(3,498)

See accompanying notes to these unaudited consolidated financial statements.

COVENANT BANCSHARES, INC.
Consolidated Statements of Cash Flows
(Continued)

	Three Months Ended March 31,
	2011	2010
Cash Flows from Financing Activities
Net increase in deposits	1,371	2,834
Net decrease in borrowed funds	(915)	-
Net cash provided by financing activities	456	2,834
Net increase (decrease) in cash and cash equivalents	4,242	(730)
Cash and cash equivalents:
Beginning	4,004	4,026
Ending	$8,246	$3,296
Supplemental Disclosures of Cash Flow Information
Cash paid during period for:
Interest	$205	$262
Supplemental Schedule of Noncash Investing and Financing Activities
Real estate acquired through or in lieu of foreclosure	331	-
Notes payable and accrued interest converted to common stock	-	-

See accompanying notes to these unaudited consolidated financial statements

COVENANT BANCSHARES, INC.
Notes to Unaudited Consolidated Financial Statements

NOTE 1 – REGULATORY ACTIONS, LIQUIDITY AND GOING CONCERN CONSIDERATIONS

Covenant Bancshares, Inc. (the “Company”) is a holding company for Covenant Bank (the “Bank” or “Covenant Bank”). As a result of the deepening problems related to our loan portfolio and our current financial condition, the Company announced in June 2011 that, in coordination with, and at the request of both the Federal Deposit Insurance Corporation (the “FDIC”) and the Illinois Department of Financial and Professional Regulation (the “IDFPR”), the Bank entered into a Consent Order (the “Order”) with the FDIC and IDFPR.  The Order contains a list of strict requirements ranging from a capital directive, which requires the Bank to achieve and maintain minimum regulatory capital levels (in excess of the statutory minimums to be classified as well-capitalized) to developing a Liquidity plan.

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

COVENANT BANCSHARES, INC.
Notes to Unaudited Consolidated Financial Statements
(continued)

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

GOING CONCERN

The Bank is suffering from the extraordinary effects of what may ultimately be the worst economic downturn since the Great Depression.  The effects of the current environment are being felt across many industries, with financial services and residential real estate being particularly hard hit.  The Bank, with a portfolio consisting primarily of single-family rental property loans, has seen a rapid and precipitous decline in the value of the collateral securing our loan portfolio.  Thus, we are experiencing significant loan quality issues.  The Company reported a net loss of $333,000, and $135,000 for the three months ended March 31, 2011 and 2010, respectively; primarily the result of significant increases in the provision for credit losses.  The impact of the current financial crisis in the U.S. and abroad is having far-reaching consequences and it is difficult to say at this point when the economy will begin to recover.  As a result, we cannot assure you that we will be able to resume profitable operations in the near future, or at all.
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

COVENANT BANCSHARES, INC.
Notes to Unaudited Consolidated Financial Statements
(continued)

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

At March 31, 2011, there were no material changes in the Company’s significant accounting policies from those disclosed in the 2010 Form 10-K filed with the Securities and Exchange Commission on May 30, 2012.

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

COVENANT BANCSHARES, INC.
Notes to Unaudited Consolidated Financial Statements
(continued)

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

(Dollars in thousands, except per share data)	Three Months ended March 31,
	2011	2010
Net income (loss) available to common stockholders	$(333)	$(117)
Basic potential common shares:
Weighted average shares outstanding	765,777	689,749
Common shares outstanding	765,777	689,749
Dilutive potential common shares:
Weighted average shares outstanding - diluted	765,777	689,749
Basic earnings per share	$(0.43)	$(0.17)
Weighted average earnings per share - diluted	$(0.43)	$(0.17)

COVENANT BANCSHARES, INC.
Notes to Unaudited Consolidated Financial Statements
(continued)

NOTE 6 – INVESTMENT SECURITIES
The amortized cost and fair values of securities, with gross unrealized gains and losses, follows:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2011:
Available for Sale
U.S. Treasuries	$2,019	$34	$-	$2,053
U.S. agency securities	2,642	17	-	2,659
Total	$4,661	$51	$-	$4,712
December 31, 2010:
Available for Sale
U.S. Treasuries	$2,023	$21	$-	$2,044
U.S. agency securities	3,149	32	-	3,181
Total	$5,172	$53	$-	$5,225

The amortized cost and fair value at March 31, 2011, by contractual maturity, are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or prepaid without penalties. Therefore, stated maturities of mortgage-backed securities are not disclosed.

	Securities Available for Sale
(Dollars in thousands)	Amortized Cost	Fair Value
Due within one year	$517	$520
Due after one year through five years	4,144	4,192
Due after five years through ten years	-	-
Due after ten years	-	-
	$4,661	$4,712

At March 31, 2011 and December 31, 2010 the Company held no investments with gross unrealized losses.

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

There were no proceeds from the sales of securities, and no gross realized gains or losses for the three months ended March 31, 2011and 2010, respectively.

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

COVENANT BANCSHARES, INC.
Notes to Unaudited Consolidated Financial Statements
(continued)

 The components of loans, net of deferred loan costs (fees), are as follows:

(Dollars in thousands)	March 31, 2011	December 31, 2010
Mortgage loans:
One-to-four family residential loans	$25,062	$25,828
Multi-family residential loans	15,997	17,431
Commercial	8,036	8,621
Total mortgage loans	49,095	51,880
Other loans:
Construction	1,439	1,758
Commercial loans	453	383
Consumer direct	515	539
Total other loans	2,407	2,680
Gross loans	51,502	54,560
Less: Deferred Loan Fees	(155)	(153)
Less: Allowance for loan losses	(1,617)	(1,595)
Loans, net	$49,730	$52,812

COVENANT BANCSHARES, INC.
Notes to Unaudited Consolidated Financial Statements
(continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the periods indicated:

(Dollars in thousands)	One-to-Four Family	Multi-family	Non-residential	Commercial	Consumer Direct	Construction	Total
March 31, 2011
Balance at beginning of year	$693	$265	$514	$-	$7	$116	$1,595
Provision charged to income	264	11	(3)	-	27	(58)	241
Loans charged off	(66)	-	(153)	-	-	-	(219)
Recoveries of loans previously charged off	-	-	-	-	-	-	-
Balance at end of period	$891	$276	$358	$-	$34	$58	$1,617
Period-end amount allocated to:
Loans individually evaluated for impairment	$356	$212	$325	$-	$33	$58	$984
Loans collectively evaluated for impairment	535	64	33	-	1	-	633
Balance at end of period	$891	$276	$358	$-	$34	$58	$1,617

	One-to-Four Family	Multi-family	Non-residential	Commercial	Consumer Direct	Construction	Total
March 31, 2010
Balance at beginning of year	$425	$45	$401	$8	$12	$29	$919
Provision charged to income							-
Loans charged off	-	-	-	(3)	(1)	-	(4)
Recoveries of loans previously charged off	-	-	-	-	-	-	-
Balance at end of period	$425	$45	$401	$5	$11	$29	$915
Period-end amount allocated to:
Loans individually evaluated for impairment	$141	$-	$312	$5	$1	$-	$460
Loans collectively evaluated for impairment	284	45	89	-	10	29	455
Balance at end of period	$425	$45	$401	$5	$11	$29	$915

COVENANT BANCSHARES, INC.
Notes to Unaudited Consolidated Financial Statements
(continued)

 The following table presents the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2011 and December 31, 2010:

(Dollars in thousands)	One-to-four Family	Multi-family	Nonresidential	Commercial	Consumer Direct	Construction	Total
March 31, 2011
Loans individually evaluated for impairment	$2,476	$747	$2,008	$-	$33	$382	$5,646
Loans collectively evaluated for impairment	22,028	15,577	6,217	490	326	1,218	45,856
Ending Balance	$24,504	$16,324	$8,225	$490	$359	$1,600	$51,502

	One-to-fourFamily	Multi-family	Nonresidential	Commercial	Direct	Construction	Total
December 31, 2010
Loans individually evaluated for impairment	$1,914	$797	$3,093	$-	$29	$383	$6,216
Loans collectively evaluated for impairment	23,914	16,634	5,528	383	510	1,375	48,344
Ending Balance	$25,828	$17,431	$8,621	$383	$539	$1,758	$54,560

    The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.

The following table presents loans individually evaluated for impairment, by class of loans, as of March 31, 2011 and December 31, 2010:

(Dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
March 31,2011
One-to-four family	$2,476	$1,587	$889	$2,476	$356	$2,195
Multi-family	747	214	533	747	212	772
Non-residential	2,008	843	1,165	2,008	324	2,551
Commercial	-	-	-	-	-	-
Consumer direct	33	-	33	33	34	31
Construction	382	80	302	382	58	383
	$5,646	$2,724	$2,922	$5,646	$984	$5,931
December 31, 2010
One-to-four family	$1,914	$708	$1,206	$1,914	$518	$1,067
Multi-family	797	324	473	797	179	499
Non-residential	3,093	1,563	1,530	3,093	472	2,220
Commercial	-	-	-	-	-	-
Consumer direct	29	1	28	29	1	16
Construction	383	79	304	383	106	192
	$6,216	$2,675	$3,541	$6,216	$1,276	$3,994

COVENANT BANCSHARES, INC.
Notes to Unaudited Consolidated Financial Statements
(continued)

 For year ended December 31, 2011, the Company recognized $95,720 in interest income on impaired loans.

Of the $5.6 million of impaired loans at March 31, 2011, there are $996,000 whose terms have been modified in troubled debt restructurings, $445,000 of loans whose terms have been modified in troubled debt restructurings that are performing in accordance with their modified terms and are being monitored as they have not attained per accounting guidelines the performance requirements for the set time period to achieve being placed on accrual status.  At December 31, 2010 there was $6.2 million of impaired loans, of which $1.1 million of loans had been modified in troubled debt restructurings.

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual, by class of loans, as of March 31, 2011 and December 31, 2010:

(Dollars in thousands)	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
March 31, 2011
One-to-four family	$1,226	$-
Multi-family	473	-
Non-residential	1,772	101
Commercial	-	-
Consumer direct	-	3
Construction	159	97
	$3,630	$201

	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
December 31, 2010
One-to-four family	$835	$1,014
Multi-family	279	-
Non-residential	1,443	730
Commercial	109	-
Consumer direct	-	-
Construction	-	80
	$2,666	$1,824

COVENANT BANCSHARES, INC.
Notes to Unaudited Consolidated Financial Statements
(continued)

  The following table presents the aging of the recorded investment in loans, by class of loans, as of March 31, 2011 and December 31, 2010:

(Dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
March 31, 2011
One-to-four family	$909	$966	$1,226	$3,101	$21,403	$24,504
Multi-family	726	-	473	1,199	15,125	16,324
Non-residential	808	285	1,873	2,965	5,260	8,225
Commercial			-	-	490	490
Consumer direct	-	-	3	3	356	359
Construction	-	-	256	256	1,344	1,600
	$2,442	$1,251	$3,831	$7,524	$43,978	$51,502

	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Total Loans
December 31, 2010
One-to-four family	$1,528	$166	$1,849	$3,543	$22,285	$25,828
Multi-family	1,648	146	377	2,171	15,260	17,431
Non-residential	269	341	2,074	2,684	5,937	8,621
Commercial	-	-	110	110	273	383
Consumer direct	3	-	-	3	536	539
Construction	-	-	80	80	1,678	1,758

	$3,448	$653	$4,490	$8,591	$45,969	$54,560

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

•	Not Rated – loans in this bucket are not evaluated on an individual basis (currently the bank has no unrated loans).

As of March 31, 2011 and December 31, 2010, the risk category of loans by class is as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
March 31, 2011
One-to-four family	$22,133	$129	$2,243	$-	$24,504
Multi-family	14,644	91	1,589	-	16,324
Non-residential	6,722	-	1,503	-	8,225
Commercial	432	58	-	-	490
Consumer direct	356	-	3	-	359
Construction	1,600	-	-	-	1,600
Total	$45,886	$278	$5,338	$-	$51,502
	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2010
One-to-four family	$23,985	$1	$1,842	$-	$25,828
Multi-family	17,054	16	361	-	17,431
Non-residential	6,124	212	2,285	-	8,621
Commercial	273	-	110	-	383
Consumer direct	539	-	-	-	539
Construction	1,678	-	80	-	1,758
Total	$49,653	$229	$4,678	$-	$54,560

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

Impaired Loans:  Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value.  Fair value is measured based on the value of the collateral securing these loans and is classified at a Level 3 in the fair value hierarchy.  Collateral may be real estate and/or business assets including equipment, inventory and/or accounts receivable and is determined based on appraisals by qualified licensed appraisers hired by the Company.  Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business.  At March 31, 2011 and December 31, 2010, there were $5,646,000 and $6,216,000, respectively, in impaired loans valued at $4,662,000 and $4,940,000, respectively, using Level 3 inputs.

Other Real Estate Owned:  Other real estate owned, upon initial recognition, are measured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the real estate.  Upon initial recognition, the fair value of foreclosed assets, are estimated using Level 3 inputs. At March 31, 2011 and December 31, 2010, there was $650,000 and $319,000 in other real estate owned valued using Level 3 inputs, respectively.

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

The Company did not have any transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy during the first quarter of 2011.

COVENANT BANCSHARES, INC.
Notes to Unaudited Consolidated Financial Statements
(continued)

 The tables below present the recorded amount of assets measured at fair value on a recurring basis at March 31, 2011 and December 31, 2010.

(Dollars in thousands)	Level 1	Level 2	Level 3	Total Fair Value
March 31, 2011
U.S. Treasuries	$-	$2,053	$-	$2,053
U.S. agency securities available for sale	$-	2,659	$-	$2,659
Total	$-	$4,712	$-	$4,712
	Level 1	Level 2	Level 3	Total Fair Value
December 31, 2010
U.S. Treasuries	-	$2,058	-	2,058
U.S. agency securities available for sale	$-	3,167	$-	$3,167
Total	$-	$5,225	$-	$5,225

The tables below present the recorded amount of assets measured at fair value on a non-recurring basis at March 31, 2011 and December 31, 2010.

	Level 1	Level 2	Level 3	Total Fair Value
March 31, 2011
Foreclosed assets	$-	$-	$650	$650
Impaired loans, net of allowance	-	-	4,662	4,662

	Level 1	Level 2	Level 3	Total Fair Value
December 31, 2010
Foreclosed assets	$-	$-	$319	$319
Impaired loans, net	-	-	4,940	4,940

COVENANT BANCSHARES, INC.
Notes to Unaudited Consolidated Financial Statements
(continued)

The following information presents estimated fair value of the Company’s financial instruments as of March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$8,246	$8,246	$4,004	$4,004
Federal funds sold	435	435	1,105	1,105
Securities	4,712	4,712	5,225	5,225
Accrued interest receivable	309	309	274	274
Loans, net	49,730	50,318	52,812	52,921

Financial Liabilities:
Deposits	64,252	64,020	62,881	62,319
Notes payable	700	700	365	365
Accrued interest payable	54	54	56	56

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

FORWARD-LOOKING INFORMATION

Statements contained in this report that are not historical facts may constitute forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended), which involve significant risks and uncertainties. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of invoking these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by the use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “plan,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain and actual results may differ from those predicted. The Company undertakes no obligation to update these forward-looking statements in the future. The Company cautions readers of this report that a number of important factors could cause the Company’s actual results subsequent to March 31, 2011 to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from those predicted and could affect the future prospects of the Company include, but are not limited to, fluctuations in market rates of interest and loan and deposit pricing, changes in the securities or financial market, a deterioration of general economic conditions either nationally or locally, delays in obtaining the necessary regulatory approvals, our ability to consummate proposed transactions in a timely manner, legislative or regulatory changes that adversely affect our business, adverse developments or changes in the composition of our loan or investment portfolios, significant increases in competition, changes in real estate values, difficulties in identifying attractive acquisition opportunities or strategic partners to complement our Company’s approach and the products and services the Company offers, the possible dilutive effect of potential acquisitions or expansion, and our ability to raise new capital as needed and the timing, amount and type of such capital raises. These risks and uncertainties should be considered in evaluating forward-looking statements.

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

This quarterly report on Form 10-Q includes the Company’s unaudited financial statements for the quarter ended March 31, 2011.  Set forth below are certain selected unaudited financial results as of and for both the three and nine months ended September 30, 2012 compared to unaudited financial results as of and for both the three and nine months ended September 30, 2011.  As of September 30, 2012, the Company’s total assets were $60.0 million as compared to $62.2 million as of September 30, 2011.  Loans, net of allowance for loan losses, were $40.2 million as of September 30, 2012 as compared to $44.1 million as of September 30, 2011.  Nonperforming assets, including OREO, were $7.4 million as of September 30, 2012 as compared to $5.9 million as of September 30, 2011.  Net interest income was $532,000 for the quarter ended September 30, 2012 as compared to $557,000 million for the quarter ended September 30, 2011.  Net income for the quarter ended September 30, 2012 was $382,000 as compared to a net loss of $436,000 for the quarter ended September 30, 2011.  Net interest income was $1.5 million for the nine months ended September 30, 2012 as compared to $1.9 million for the nine months ended September 30, 2011.  Net loss for the nine months ended September 30, 2012 was $1.1 million as compared to a net loss of $2.2 million for the nine months ended September 30, 2011.

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

As previously disclosed, the Bank, the Federal Deposit Insurance Corporation (the “FDIC”) and the IDFPR entered into a final joint Consent Order on June 6, 2011.  Pursuant to the Consent Order, among other things, the Bank has agreed to achieve and maintain a Tier 1 capital to total assets ratio of at least 9% and a total risk-based capital ratio of at least 13%.  As of September 30, 2012, the Bank’s Tier 1 capital to total assets ratio was 1.67% as compared to 4.89% as of September 30, 2011, and the total risk-based capital ratio was 2.95% as of September 30, 2012 as compared to 6.17% as of September 30, 2011.  As of September 30, 2012, these ratios were below the significantly undercapitalized level set by the federal bank regulators as well as below the levels set by the Consent Order.

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

The Company’s primary business activity is the origination of one- to four family and multi-family real estate loans (both owner occupied and non-owner occupied investment properties).  To a lesser extent, the Company also originates business loans.  The Company invests in securities, primarily United States Government Agency securities and mortgage-backed securities.  Since the purchase of Community Bank of Lawndale, the Company has utilized wholesale funding sources to help fund operations.  During the year ended December 31, 2010, the Company’s goal was to reduce losses and the volume of problem loans, and concentrate on operations and maintain market share.  Accordingly, during the first quarter of 2011, the Company reduced the dollar size of loans and restricted multiple credits to individual borrowers.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2011 AND DECEMBER 31, 2010

The Company’s total assets increased $45,000, or .07%, to $68.3 million at March 31, 2011 from $68.2 million at December 31, 2010. Drivers of the change include: decrease in loans of $3.1 million, or 5.9%; an increase in cash and cash equivalents of  $4.2 million, or 106.0%; a decrease in federal funds sold of $670,000, or 60.6%; a decrease in securities available for sale of $0.5 million, or 9.8%; an increase in foreclosed real estate of $331,000, or 103.8%;  a decrease in other assets of $207,000, or 39.8%; a decrease in prepaid FDIC insurance premiums of $61,000, or 11.6%; and a increase in accrued interest receivable of $35,000, or 12.8%.

More specifically, cash and cash equivalents increased $4.2 million, or 106.0%, to $8.2 million at March 31, 2011 from $4.0 million at December 31, 2010, primarily the result of a net increase in cash provided by investing and financing activities for the three months ended March 31, 2011.

Securities available for sale decreased $0.5 million, or 9.8%, to $4.7 million at March 31, 2011 from $5.2 million at December 31, 2010. The decrease was primarily the result of $0.5 million in calls of maturities due.

Loans, net of the allowance for loan losses, decreased $3.1 million, or 5.9%, to $49.7 million at March 31, 2011 from $52.8 million at December 31, 2010. The decrease in loans, net of the allowance for loan losses, was primarily due to attrition, pay-downs, principal reductions, and charge-offs which exceeded the level of originations during the first quarter of 2011.

Foreclosed real estate increased $331,000, or 103.8%, to $650,000 at March 31, 2011 from $319,000 at December 31, 2010. The increase was due to the addition of property acquired through loan foreclosure (deed in lieu) due to the continued stress the economic environment has placed on the Company’s customers.

COVENANT BANCSHARES, INC.
Item 2: Management’s Discussion and Analysis of Financial Condition and
Results of Operations
(continued)

 The Company’s total liabilities increased $381,000, or .60%, to $65.2 million at March 31, 2011, from $64.8 million at December 31, 2010. Drivers of the change include: increase in total deposits of $1.4 million, or 2.1%; increase in notes payable of $335,000, or 91.9%; decrease in Federal Home Loan Bank Advances of $1.25 million, or 100%; and a decrease in accrued interest payable and other liabilities of $75,000, or 22.1%.

More specifically, total deposits increased $1.4 million, or 2.1%, to $64.3 million at March 31, 2011 from $62.8 million at December 31, 2010. The increase is primarily due to increases in market deposits as non-interest bearing deposits of $.8 million, and interest earning checking, money market and savings accounts of $.6 million, as a result of customers moving funds into non-term products.

Accrued interest payable decreased $2,000 or 4.1% to $54,000 at March 31, 2011 from $56,000 at December 31, 2010. Other liabilities decreased $73,000, or 25.6%, to $213,000 at March 31, 2011 from $286,000 at December 31, 2010. The decrease was primarily due to a decrease in accrued expenses of $51,000, and a decrease in accounts payable of $29,000, offset by an increase in other liabilities of $7,000.

Stockholders Equity decreased $335,000, or 9.9%, to $3.1 million at March 31, 2011 from $3.4 million at December 31, 2010. The decrease in equity is primarily related to net loss of $333,000 and a net decrease in accumulated other comprehensive income from unrealized losses on available for sale securities of $2,000.

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

Non-performing assets decreased to $4.5 million on March 31, 2011 from $4.8 million on December 31, 2010.  This number includes $650,000 in foreclosed real estate and $3.8 million in non-performing loans.  The primary reason for this decline in non-performing assets was due to charge-offs of $219,000.

COVENANT BANCSHARES, INC.
Item 2: Management’s Discussion and Analysis of Financial Condition and
Results of Operations
(continued)

The following table summarizes nonperforming assets at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
(Dollars in thousands)
Non-accrual:
One-to-four family	$1,226	$835
Multi-family	473	279
Non-residential real estate	1,772	1,443
Commercial	-	109
Consumer	-	-
Construction	159	-

Total non-accrual loans	3,630	2,666
Past due greater than 90 days and still accruing:
One-to-four family	$-	$1,014
Multi-family	-	-
Non-residential real estate	101	730
Commercial	-	-
Consumer	3	-
Construction	97	80
Total nonperforming loans	3,831	4,490
Foreclosed real estate	650	319
Other repossessed assets	-	-
Total nonperforming assets	$4,481	$4,809

The table below presents selected asset quality ratios at March 31, 2011 and December 31, 2010.

	March 31,	December 31,
	2011	2010
Allowance for loan losses as a percent of gross loans receivable	3.14%	2.92%
Allowance for loan losses as a percent of total nonperforming loans	42.21%	35.52%
Nonperforming loans as a percent of gross loans receivable	7.44%	8.23%
Nonperforming loans as a percent of total assets	5.61%	6.58%
Nonperforming assets as a percent of total assets	6.56%	7.05%

COVENANT BANCSHARES, INC.
Item 2: Management’s Discussion and Analysis of Financial Condition and
Results of Operations
(continued)

COMPARISON OF RESULTS OF OPERATION FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

General. Net income/ (loss) for the three months ended March 31, 2011 was ($333,000) compared to net income/(loss) of ($135,000) for the three months ended March 31, 2010.

Net Interest Income: The following table summarizes interest and dividend income and interest expense for the three months ended March 31, 2011 and 2010.

	Three Months Ended
	March 31,
	2011	2010	$ change	% change
(Dollars in thousands)
Interest and dividend income:
Interest and fees on loans	$896	$928	(32)	-3%
Securities:
Residential mortgage-backed and related securities	-	7	(7)	-
U.S. agency securities	11	39	(28)	-72%
U.S. Treasuries	8	2	6	300%
Federal Funds Sold	0	1	(1)	0%
Interest-bearing deposits	4	6	(2)	-33%
Total interest and dividend income	919	983	(64)	-6%
Interest expense:
Deposits	196	277	(81)	-29%
Interest on notes	7	16	(9)	-56%
Total interest expense	203	293	(90)	-31%
Net interest income	$716	690	26	4%

COVENANT BANCSHARES, INC.
Item 2: Management’s Discussion and Analysis of Financial Condition and
Results of Operations
(continued)

The following table presents for the periods indicated the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made. All average balances are monthly average balances. Non-accruing loans have been included in the table as loans carrying a zero yield. The amortization of loan fees is included in computing interest income; however, such fees are not material.

	Three Months Ended March 31,
	2011			2010
(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-earning assets
Loans receivable, net (1)	$52,450	$896	6.93%	$57,195	$928	6.58%
Securities, net (2)	5,644	19	1.35%	5,018	48	3.87%
Non-marketable equity securities	439	-	0.00%	439	-	0.00%
Interest-bearing deposits	6,436	4	0.25%	5,151	6	0.46%
Fed Funds Sold	760	-	0.00%	2,231	1	0.16%
Total interest-earning assets	65,729	919	5.67%	70,034	983	5.69%
Interest-bearing liabilities
Money Market accounts	$3,743	$8	0.91%	$1,736	$6	1.40%
Savings Acoounts	8,974	14	0.64%	9,228	14	0.62%
Certificates of Deposit accounts	40,210	178	1.79%	48,797	271	2.25%
Checking accounts	4,476	2	0.22%	4,103	2	0.21%
Other Borrowed Funds	416	1	0.49%	-	-
Total interest-bearing liabilities	57,819	203	1.42%	63,864	293	1.86%
NET INTEREST INCOME		$716			$690
NET INTEREST RATE SPREAD (3)			4.25%			3.83%
NET INTEREST MARGIN (4)			4.42%			4.00%
RATIO OF AVERAGE INTEREST-EARNING ASSETS TO AVERAGE INTEREST-BEARING LIABILITIES			113.68%			109.66%

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

COVENANT BANCSHARES, INC.
Item 2: Management’s Discussion and Analysis of Financial Condition and
Results of Operations
(continued)

The following table summarizes the changes in net interest income due to rate and volume for the three months ended March 31, 2011 and 2010. The column “Net” is segmented into the changes attributable to variations in volume and the changes attributable to changes in interest rates. The variations attributable to simultaneous volume and rate changes have been proportionately allocated to rate and volume.

	Three Months Ended March 31, 2011 Compared to 2010 (Increase) Decrease Due to
	VOLUME	RATE	NET
(Dollars in thousands)
Interest and dividends earned on
Loans receivable, net	$81	$(49)	$32
Securities, net	(2)	31	29
Non-marketable equity securities	-	-	-
Interest-bearing deposits	(1)	4	3
Total interest-earning assets	$78	$(14)	$64
Interest expense on
Money Market accounts	$(4)	$2	$(2)
Passbook accounts	-	-	-
Certificates of Deposit accounts	38	55	93
Checking & other borrowed funds	(1)	-	(1)
Total interest-bearing liabilities	$33	$57	$90
Change in net interest income	$45	$(71)	$(26)

Interest income decreased $64,000, or 6.5%, to $919,000 for the three months ended March 31, 2011 compared to $983,000 for the three months ended March 31, 2010.  For the three months ended March 31, 2011, interest and dividend income decreased due to the decline in average interest earning assets of $4.3 million to $65.7 million, and the decrease in average yield on interest earning assets from 5.69% to 5.67%, as compared to amounts reported at March 31, 2010. The decline in the loan portfolio contributed to a significant amount of the decline in earning assets. The yield on the investment portfolio and the loan portfolio continued to decline as the low rate environment continued during the first quarter of 2011. This decline in interest income was offset by $90,000, or 31.0%, reduction in interest expense. The cost of funds declined 44 basis points, or 24% for the first quarter of 2011 compared to the first quarter of 2010, due to the continued low rate environment. The average balance of interest bearing liabilities remained stable between these periods.

Provision for Loan Losses. Management recorded a loan loss provision of $241,000 for the three months ended March 31, 2011, compared to $0 for the three months ended March 31, 2010. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect each borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. Based on its review at March 31, 2011, management believes that the allowance is maintained at a level that represents its best estimate of inherent losses in the loan portfolio that were both probable and reasonably estimable.

COVENANT BANCSHARES, INC.
Item 2: Management’s Discussion and Analysis of Financial Condition and
Results of Operations
(continued)

Other Income. The following table summarizes other income for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010	$ change	% change
(Dollars in thousands)
Other income:
Gain (loss) on value of trading assets	$23	-	$23	-
Customer service fees	40	46	(6)	-12.71%
BEA/Misc awards	-	-	-
Other	32	25	7	27.32%
Total other income	$95	$71	$24	33.65%

 The increase in total other income was primarily due to unrealized gains on the trading commodities held by the company during the first quarter of 2011.

Other Expenses. The following table summarizes other expenses for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011	2010	$ change	% change
(Dollars in thousands)
Other expenses:
Salaries and employee benefits	$374	$414	$(40)	-10%
Directors fees	2	2	-	-
Occupancy	114	163	(48)	-30%
Deposit insurance premium	61	58	2	4%
Legal and professional services	35	1	34	3374%
Data processing	68	62	6	10%
Valuation adjustments and expenses on foreclosed real estate	12	-	12	-
Loss on sale of foreclosed real estate	-	-		-
Other	237	196	41	21%
Total other expenses	$903	$896	$7	1%
Efficiency ratio (1)	111.34%	117.72%
(1)	Computed as other expenses divided by the sum of net interest income and other income.

COVENANT BANCSHARES, INC.
Item 2: Management’s Discussion and Analysis of Financial Condition and
Results of Operations
(continued)

Total other expenses increased $7,000, or 1% for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010.  Drivers of the change include $34,000 increase in legal and professional fees related primarily to loan collection matters during the first quarter of 2011 as compared to the first quarter of 2010, an increase of $41,000, or 21% in other expenses, primarily due to the increase in consultant and CPA fees totaling $17,000 relating to audit and regulatory financial reporting services during the first quarter of 2011 as compared to the first quarter of 2010.  The increase in total other expenses was offset by a decrease in occupancy expense on foreclosed real estate of 30%, or $48,000 for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, and a 10%, or $40,000 decrease in salaries and employee benefits as a result of a decrease in compensation expenses relating to changes in personnel from March 2010 to March 2011.

Income Taxes. The Company recorded no income tax expense or benefit for the three months ended March 31, 2011 or 2010 due to the inability to determine if these amounts would be realizable.

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

As of March 31, 2011, the Bank had outstanding commitments to originate loans and unfunded lines of credit of $831,000, compared to $1.1 million at December 31, 2010.  In addition, as of March 31, 2011, the total amount of certificates of deposit that were scheduled to mature in the next 12 months was $4.9 million, compared to $5.5 million at December 31, 2010. Based on prior experience, management believes that a significant portion of such deposits will remain with the Bank, although there can be no assurance that this will be the case. In the event a significant portion of our deposits are not retained by the Bank, the Bank will have to utilize other funding sources. Alternatively, management could reduce the level of liquid assets, such as cash and cash equivalents.  Moreover, the cost of such deposits may be significantly higher if market interest rates are higher at the time of renewal. There were no Federal Home Loan Bank advances outstanding at March 31, 2011, compared with $1.25 million outstanding as of December 31, 2010.

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

COVENANT BANCSHARES, INC.
Item 2: Management’s Discussion and Analysis of Financial Condition and
Results of Operations
(continued)

Capital. To be considered ‘well capitalized’ within the meaning of the capital adequacy guidelines of the FDIC, the Bank is required to maintain regulatory capital sufficient to meet Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios of at least 4.0%, 4.0% and 8.0%, respectively.   The Bank exceeded each of the aforementioned capital requirements with ratios at March 31, 2011 of 5.01%, 7.96% and 9.24%, respectively, compared to ratios at December 31, 2010 of 4.81%, 8.09% and 9.37%, respectively; however, as previously disclosed, the Bank, the Federal Deposit Insurance Corporation (the “FDIC”) and the IDFPR entered into a final joint Consent Order on June 6, 2011.  Pursuant to the Consent Order, among other things, the Bank has agreed to achieve and maintain a Tier 1 capital to total assets ratio of at least 9% and a total risk-based capital ratio of at least 13%.  As of September 30, 2012, the Bank’s Tier 1 leverage capital ratio, Tier 1 capital to total assets ratio, and total risk-based capital ratio was 1.06%, 1.67% and 2.95%, respectively.  As of September 30, 2012, these ratios were below the significantly undercapitalized level set by the federal bank regulators as well as below the levels set by the Consent Order.

OFF-BALANCE SHEET ARRANGEMENTS

For the three months ended March 31, 2011, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The material weaknesses in the Company’s internal control over financial reporting have not been corrected at December 31, 2011. Moreover, there have been changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that are expected to materially affect, or are reasonably likely to materially affect and improve, the Company’s internal control over financial reporting beginning with reporting period ending March 31, 2012.  Management has continued to focus on improving controls associated with reconciliation of key accounts to ensure financial information is accurate and reported in a timely manner.  Additionally, the Company utilized an independent consultant with extensive external financial reporting experience in preparing the March 30, 2011 Form 10-Q.

Part II – Other Information
ITEM 1 - LEGAL PROCEEDINGS

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business that, in the aggregate, are believed by management to be material to the financial condition and results of operations of the Company.

ITEM 1A - RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. As of March 31, 2011, the risk factors of the Company have not changed materially from those reported in the Company’s Annual Report on Form 10-K. However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

COVENANT BANCSHARES, INC.
Registrant

Date: February 6, 2013	/s/ William S. Winston
William S. Winston
Chief Executive Officer
(Principal Executive Officer)

Date: February 6, 2013	/s/ Herman L. Davis
Herman L. Davis
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)