Form 10-K
period 2011-12-31
COVENANT BANCSHARES, INC.
filed 2013-02-13
CIK 1488591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011.
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days          Yes  ☐     No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted to its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)          Yes  ☐     No  ☒

Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this
Form 10-K    ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).          Yes  ☐     No  ☒

No active trading market exists for the Company’s common stock.  There is no public market for the Company’s common stock, nor is one likely to develop or exist in the immediate future.  The Company has no present plan to list or qualify its common stock on any securities exchange.  Accordingly, the book value was used as a proxy for the market value cost in determining the value of the Company's public float of common stock as of 12/31/11, equivalent to $3.94/per share of common stock as of June 30, 2011. The value of the Company's public float as of 12/31/11 was calculated to be $2,600,171. Although the Company has knowledge of a recent sale on October 2, 2012 of 800 shares of its common stock at $10.00 per share, no assurances can be made that its shares could be sold at such price in the future, if at all.  Given subsequent events, including but not limited to, the Company’s subsidiary bank being designated as critically undercapitalized for the quarter ended September 30, 2011 and significantly undercapitalized as of December 31, 2012, the Company can give no assurances that its shares of common stock could be sold at such prices.

As of December 31, 2012, there was issued and outstanding 770,346 shares of the Registrant’s Common Stock.

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

•
the failure to obtain on terms acceptable to the Company, or at all, the capital necessary to fund growth and to restore the Company’s regulatory capital ratios, or those of the Bank, above the “adequately capitalized” threshold;

•	the ability to satisfy the requirements of the FDIC under its Prompt Corrective Action Directive (“PCA”)

•	the ability to develop and implement a capital plan that satisfies its obligations under the Consent Order with the FDIC and IDFPR;

•	ability to adequately address articles of the Consent Order;

•	the ability to satisfy the standards necessary to be considered “adequately capitalized” under the elevated standards contained in the Consent Order;

•	uncertainties about our ability to raise sufficient capital in a timely manner to increase Bank capital ratios;

•	the success of the “turnaround” plan and business strategy;

•
competitive pressures could intensify and affect our profitability, including as a result of industry consolidation, the increased availability of financial services from non-banks, technological developments and bank regulatory reform;

•	changes in economic conditions, including interest rates;

•	the sufficiency of the allowance for loan losses;

•	management’s ability to manage interest rate and credit risks;

•	continuing weakness of U.S. economic conditions;

•	legislative or regulatory changes, particularly changes in the regulation of financial services companies and/or products and services offered by financial services companies;

•	risk and other factors set forth in Item 1A of this Annual Report on Form 10-K, including the section entitled “Risk Factors” as well as subsequent periodic and current reports filed with the SEC;

•	our challenges relating to maintaining sufficient liquidity;

•	dilution of existing shareholders;

•	changes in technology;

•	security breaches of our information system;

•	challenges relating to recruiting and retaining key employees; and

•	volatility in the market and fluctuations in the value of our common stock.

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

The Company began active operations when it acquired its sole subsidiary, Community Bank of Lawndale, now known as Covenant Bank, on March 12, 2008.  Since 2009, the Company has issued $1,268,500 of senior convertible notes.  In 2010, $593,075 of this debt and the related accrued interest of $23,320 was converted to 75,678 shares of the Company’s common stock.  In 2011, 25,000 of this debt and the related accrued interest of $2,000 was converted to 4,569 shares of the Company’s common stock.  As of September 30, 2012, $675,425 in senior convertible notes remains outstanding.

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

This annual report on Form 10-K includes the Company’s audited financial statements for the year ended December 31, 2011.  Set forth below are certain selected unaudited financial results as of and for both the three and nine months ended September 30, 2012 compared to unaudited financial results as of and for both the three and nine months ended September 30, 2011.  As of September 30, 2012, the Company’s total assets were $60.0 million as compared to $62.2 million as of September 30, 2011.  Loans, net of allowance for loan losses, were $40.2 million as of September 30, 2012 as compared to $44.1 million as of September 30, 2011.  Nonperforming assets, including OREO, were $7.4 million as of September 30, 2012 as compared to $5.9 million as of September 30, 2011.  Net interest income was $532,000 for the quarter ended September 30, 2012 as compared to $557,000 million for the quarter ended September 30, 2011.  Net income for the quarter ended September 30, 2012 was $382,000 compared to a net loss of $436,000 for the quarter ended September 30, 2011.  Net interest income was $1.5 million for the nine months ended September 30, 2012 as compared to $1.9 million for the nine months ended September 30, 2011.  Net loss for the nine months ended September 30, 2012 was $1.1 million as compared to a net loss of $2.2 million for the nine months ended September 30, 2011.

The  Federal Deposit Insurance Corporation (the “FDIC”) and the Illinois Department of Financial and Professional Regulation, Division of Banking (the “IDFPR”) entered into a final joint Consent Order with the bank on June 6, 2011.  Pursuant to the Consent Order, among other things, the Bank has agreed to achieve and maintain a Tier 1 capital to total assets ratio of at least 9% and a total risk-based capital ratio of at least 13%.  As of December 31, 2011, the Bank’s Tier 1 leverage capital to total assets ratio was 2.42%, compared to 4.81% as of December 31, 2010, and the total risk-based capital ratio was 5.20% as of December 31, 2011, compared to 9.37% as of December 31, 2010.  Furthermore, as of September 30, 2012, the Bank’s Tier 1 leverage capital to total assets ratio was 1.06% compared to 3.32% as of September 30, 2011, and the total risk-based capital ratio was 2.95% as of September 30, 2012 as compared to 6.17% as of September 30, 2011.  As of September 30, 2012, these ratios were below the “critically undercapitalized” level set by the federal bank regulators as well as below the levels set by the Consent Order.

On August 28, 2012, the Bank was notified by the Illinois Department of Financial and Professional Regulation, Division of Banking (the “IDFPR”) that the Bank must increase its Tier 1 leverage capital ratio to not less than 5%.  If the Bank does not increase its Tier 1 leverage capital ratio to such level to the satisfaction of the IDFPR, then the IDFPR has authority to take additional regulatory action against the Bank, including placing the Bank into receivership.  As of September 30, 2012, the Bank’s reported Tier 1 leverage capital ratio was 1.06%, which is considered to be impaired and inadequate by the Division.

Any material failure to comply with the provisions of the Consent Order, including a failure to achieve the capital ratios required by the Consent Order, could result in additional enforcement actions by the FDIC as allowed by 12 U.S.C. §1818 and the IDFPR.  There can be no assurance that the Bank will be able to comply fully with the provisions of the Consent Order, or that efforts to comply with the Consent Order will not have adverse effects on the results of operations and financial condition of the Company and the Bank, nor can there be any assurance that the Company will be able to raise the capital necessary to enable the Bank to continue its operations.

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

Our existing capital may not be sufficient to absorb our future losses.  In order to successfully operate, we need to stem our loan losses and raise capital immediately in an amount sufficient for us to achieve an “adequately capitalized” level.  As of September 30, 2012, the Bank’s Tier 1 leverage capital ratio was 1.06% and the total risk-based capital ratio was 2.95%.  Subsequently, the FDIC had notified the Bank that it was “critically undercapitalized.”  On November 2, 2012 and November 5, 2012, the Company injected capital in the amounts of $750,000 and $25,000, respectively, into the Bank. With the capital infusions, as of November 5, 2012, the Bank’s Tier 1 leverage capital ratio was 2.05% and the total risk-based capital ratio was 4.52%. With this capital infusion, on November 6, 2012, the Bank was notified by the FDIC that it moved from “critically undercapitalized” to “significantly undercapitalized.”

In addition, the Bank was issued a Supervisory Prompt Corrective Action Directive (“PCA”) by the FDIC. The PCA provides that the Bank, in conjunction with the Company, must increase its capital to a level sufficient to restore the Bank to at least an “adequately capitalized” level as defined in the FDIC regulations or accept an offer to be acquired by a depository institution holding company or to combine with another insured depository institution.  If the Bank is unable to satisfy the requirements of the PCA, then the FDIC has authority to take additional regulatory action against the Bank.

Moreover, to the extent the Bank’s loan losses and operating losses exceed its capital, the Bank could be found insolvent.  Any such event could be expected to result in a loss of all or a substantial portion of the value of the Company’s outstanding securities, including its common stock.

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

Beginning in April 2011, the Company sold shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $25,000 per share and as of November 5, 2012, $1,450,000 was issued and outstanding.  Most of the proceeds from the issuance of these securities was injected into the Bank in order to increase its capital position.  Since beginning operations with the purchase of the Bank in March 2008, the Company has accumulated approximately $8.2 million in net losses through September 30, 2012.  To the extent that the current conditions in the housing market and the general economy continue or worsen, the Company believes that the level of problem assets and losses is likely to increase, which could result in Covenant Bank being placed into receivership.  Because the Bank is the only asset of the Company, such an occurrence could render the securities of the Company worthless.

In addition to the Company’s financial challenges, its management and Board of Directors has changed since December 2010.  In December, 2010, John Sorensen, the President and CEO of the Company and Senior Loan Officer of Covenant Bank, resigned to pursue other opportunities.  Dr. William (Bill) Winston, the Chairman of the Board of Directors of the Company served as interim CEO of the Bank from December 2010 until January 3, 2012 when Belinda Whitfield, a Director of the Company and the Bank was appointed by the Board of Directors to act as the Bank’s interim President and CEO.  Because of the Bank’s troubled financial condition and under the terms of Consent Order, Ms. Whitfield’s appointment as the permanent President and CEO was subject to the non-objection of the FDIC and IDFPR.  On June 30, 2012, the FDIC and IDFPR advised of their non-objection.  Accordingly, Ms. Whitfield now serves as President and CEO of the Bank.  Additionally, Addie Husbands, a director of the Company and the Bank since September 2010, resigned from the both Boards effective February 29, 2012.

Because the Bank’s loan portfolio is concentrated in loans secured by single family rental property loans, the Bank’s asset quality is significantly impacted by the continued weakening of the housing market and the general economy.  This has contributed to increased levels of nonperforming assets, charge-offs, and credit loss reserves.  As a result, the Company reported a net loss of $2.9 million and $1.1 million for the years ended December 31, 2011 and 2010, respectively.

In summary, we are experiencing significant loan quality and capital adequacy issues.  The impact of the downturn of the economy in the U.S. as well as in the communities we serve is having far-reaching consequences making it difficult to assess when the operating environment for the Bank will improve, if at all.  The Bank’s loan portfolio continues to deteriorate, resulting in significant loan losses.  These loan losses have caused capital levels to decline sharply.  The Bank’s capital may not be sufficient to offset future losses.  As a result, no assurances can be made about the Company’s continued viability.

Covenant Bank

The Bank was established in 1977 and has its headquarters in the west-side Chicago neighborhood of North Lawndale.  The Bank also leases property at 7306 W. Madison Street, Forest Park, Illinois 60130.  The total assets of the Bank were approximately $62.5 million and $68.3 million as of December 31, 2011 and 2010, respectively.

The Bank has developed a strategic plan, as further discussed below.  However, as a result of the current challenges, especially those related to achieving and maintaining the capital ratios being required by the FDIC and the IDFPR, the Bank and the Company have had little opportunity in recent months to focus on the Bank’s strategic plan.  Rather, the current focus of the Company and the Bank is exploring avenues that will raise capital to levels at or above the Consent Order levels.  On November 6, 2012, the Bank was notified by the FDIC that the Bank falls within the “significantly undercapitalized” capital category.  Moreover, as previously mentioned, the Bank was issued a PCA by the FDIC providing the Bank, in conjunction with the Company, increase its capital to a level sufficient to restore the Bank to at least an “adequately capitalized” level as defined in the FDIC regulations or accept an offer to be acquired by a depository institution holding company or to combine with another insured depository institution.

The Company continues to explore various strategic alternatives, including a recapitalization by third parties that would result in a change in control.  A recapitalization would most probably result in a substantial dilution to the Company’s common stock.  The Company can give no guarantee that it will be able to comply with the PCA and meet all of the requirements imposed by regulators, especially those related to liquidity risk management and minimum capital standards.  If the Bank is unable to satisfy the requirements of the PCA, then the FDIC has authority to take additional regulatory actions against the Bank, including, without limitation, the issuance of additional cease and desist orders or supervisory actions (which may, among other things, further restrict business activities or result in the imposition of civil monetary penalties), or the placing of the Bank into receivership.  Nonetheless, if the Bank is placed in receivership, the Company would suffer a complete loss of the value of its ownership interest in the Bank.  As previously disclosed, the Company’s Board of Directors is pursuing strategic alternatives, including a capital infusion.  To date, the Company has not received any commitment for a new capital investment, and there can be no assurance that the Company will be able to raise a sufficient amount of new capital in a timely manner, or on acceptable terms.

The Bank’s mission is to promote economic development and opportunity in the communities the Bank serves by offering high-quality financial products and services.  The Bank considers the greater Chicago, Illinois metropolitan area as its primary market area, although, most of the Bank’s customers reside in the west-side Chicago neighborhood of North Lawndale, and focuses its business on serving minority populations and those who have not traditionally had relationships with financial institutions.  As minority-owned institutions, the Bank and the Company are designated by the U.S. Treasury as community development financial institutions and anticipate maintaining these designations.  Because of its designation as a community development financial institution, the Bank may earn Bank Enterprise Awards for lending activity in economically distressed communities.  The Company earned $600,000 in awards during 2010, based upon 2009 activity, and was awarded $500,000 in November 2011 based upon 2010 lending activity.  The Bank did not receive a Bank Enterprise Award in 2012 for its lending activity in 2011.  Nonetheless, the Bank will continue to apply to the U.S. Treasury for additional grants to increase lending to businesses and homeowners in these economically distressed communities.  There can be no assurances that these or any other grants will be awarded.

The Company’s primary business activity is the origination of one- to four family and multi-family real estate loans (both owner occupied and non-owner occupied investment properties).  To a lesser extent, the Company also originates business loans.  The Company invests in securities, primarily United States Government Agency securities and mortgage-backed securities.  Since the purchase of Community Bank of Lawndale, the Company has utilized wholesale funding sources to help fund operations.  During the year ended December 31, 2011, the Company’s goal was to reduce losses and the volume of problem loans, concentrating on stabilizing operations, while working to address problems within the existing loan portfolio.

Employees

As of December 31, 2011, the Company and its subsidiary had 25 full-time-equivalent employees.  None of the employees are represented by a collective bargaining group.

Business Strategy

The immediate strategy of the Bank is to stabilize its condition by focusing on raising capital, collection of the Bank’s problem loans, and disposition of non-performing assets.  In addition, the Bank has sought to control expenses.

The Company’s long term business strategy is to operate a well-capitalized and profitable community bank while promoting economic development and opportunity in the community.  After the initial acquisition of the Community Bank of Lawndale, a management team was established to execute the Company’s long-term business strategy.  To provide a stream of income, the Company purchased seasoned loans from other financial institutions, and funded the purchase of these loans with brokered deposits.  The following are the key aspects of the Company’s business strategy.

Capital Raising Strategy.  The Company is working to find additional investors and/or merge with, or sell itself or the Bank subsidiary to another financial institution. Because of its importance to both the Company and the Bank, capital raising has preoccupied the activities of senior management.  Management has discussed both the infusion of new capital by investor groups and the possible sale and merger of the Bank to other financial organizations.  In another scenario, management remains open to a change in control of the Company.

Core Lending Strategy.  The Company, through its officers and staff, works to attract core deposits from local markets by offering competitive rate and fee structures and a high level of service and by marketing the Bank to consumers through multiple channels.  The Bank has maintained a strong presence in its immediate West Side Chicago community, with a deposit share of approximately 75%.  The Bank also maintains a loan production office in Forest Park, Illinois.

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

While the Company has pursued these strategies, the nationwide economic crisis beginning in 2008 has had an impact on the credit quality of the loan portfolio.  The Company had significant loan loss provisions and non-performing assets that were the primary cause for the Company’s net loss for the years ended December 31, 2011 and 2010.  The Company believes it has identified and accounted for its problem loans over the past four years, and is working to increase its capital and follow regulatory directives; however, no assurances can be made that such efforts will be successful, that all problem loans have been identified, or that previously identified problem loans will not continue to deteriorate.

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

The Company intends to maintain a strong commitment to community banking.  The Company has formed an advisory board, which is composed of members who are active in community development.  The Bank has an ongoing relationship with The Joseph Center, an affiliate of the Living Word Christian Center, which provides training for business owners and managers.  The Company has also conducted classes concerning financial literacy, home ownership, business ownership and other subjects designed to promote economic development.

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

As of June 30, 2011, the Company has accumulated approximately 75% of the local deposits (within the 60624 zip code) according to the FDIC’s Summary of Deposits (“SOD”). The Company has looked beyond its neighborhood for funding its operations.  The Company has an office of the Bank in Forest Park, Illinois.  Currently, the Forest Park office serves as a loan production office.  The Company is evaluating opening a branch at this site.  The establishment of such a branch would be subject to the Bank significantly improving its capital position and applications to and approvals by both the IDFPR and FDIC.

The Company’s share of the 60624 zip code market at 75% is the largest of the 5 FDIC-insured institutions located in that market.  The source of the deposit data and corresponding market shares is the FDIC SOD web link.  The SOD contains deposit data for all branches and offices of FDIC-insured institutions.  The FDIC collects deposit balances for commercial and savings banks as of June 30 of each year.

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

At December 31, 2011 and 2010, the Company had no sub-prime or Alt-A loans.

Real Estate Loans. The Bank makes real estate loans for construction and mortgage purposes as more thoroughly described below.  Collectively, these loans comprise the largest category of the Company’s loans.  At December 31, 2011, the Company had approximately $43.7 in such loans, representing 96.9% of total loans.  At December 31, 2010, the Company had approximately $53.6 in such loans, representing 98.3% of total loans.

Construction Real Estate Loans.  The Bank also makes loans to finance the re-habilitation of existing residential and non-residential properties.  At December 31, 2011 and 2010, the Company had $160,000 in such loans representing 0.4% of total loans, and $1.8 million representing 3.2% of total loans, all respectively.  Construction loans generally are secured by first liens on real estate.  The Bank conducts periodic inspections, either directly or through an agent, prior to approval of periodic draws on these loans.  Construction loans involve additional risks attributable to the fact that loan funds are advanced upon the security of a project under construction, and the project is of uncertain value prior to its completion.  Due to uncertainties inherent is estimating construction costs, the market value of the completed project and the effects of governmental regulation on real property, it can be difficult to accurately evaluate the total funds required to complete a project and the related loan-to-value ratio.  As a result of these uncertainties, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan.  If a bank is forced to foreclose on a project prior to completion, there is no assurance that the bank will be able to recover the entire unpaid portion of the loan.  In addition, the Bank may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminate period of time.  While the Bank has underwriting procedures designed to identify what management believes to be acceptable levels of risk in construction lending, these procedures may not prevent losses from the risks described above.

The Bank secures a valid lien on construction real estate loans and obtains a mortgage title insurance policy that insures that the property is free of encumbrances prior to the Bank lien.  The Bank requires hazard insurance, insurance bonding on a contractor, and if the property is in a flood plain as designated by FEMA or HUD, the Bank requires flood insurance.  Typically, the Bank requires full investment of the borrower’s equity in construction projects prior to injecting funds.  Generally, the Bank does not allow borrowers to recoup equity from the sale proceeds of finished product (if applicable) until the Bank has recovered all funds.

Residential and Commercial Real Estate Loans.  A significant portion of the Company’s lending activity consists of the origination of mortgage loans collateralized by properties located in the Company’s market area.  At December 31, 2011, the Company had $37.2 million in such loans, representing 82.5% of total loans.  At December 31, 2010, the Company had $43.2 million in such loans, representing 79.3% of total loans.  The Bank offers a variety of residential mortgage loan products that generally amortize over five to thirty years.  Residential loans collateralized by mortgage real estate generally have been originated in amounts of no more than 80% of the lower of cost or appraised value or the Bank requires private mortgage insurance.  The Bank has retained all of its loan origination in its portfolio.

The Bank offers a variety of commercial real estate mortgage loan products that generally are amortized up to thirty years.  The rates on these loans usually range from a daily variable rate to a fixed rate for no more than five years.  The commercial real estate mortgage loans are collateralized by owner/operator real estate mortgages, as well as investment real estate mortgages.  Loans collateralized by commercial real estate mortgages are generally originated in amounts of no more than 75% of the lower of cost or appraised value.  At December 31, 2011, the Company had $6.3 million in such loans, representing 14.1% of total loans.  At December 31, 2010, the Company had $8.6 million in such loans, representing 15.8% of total loans.

The Bank secures a valid lien on mortgage real estate loans and obtains a mortgage title insurance policy that insures the property is free of encumbrances prior to the Bank’s lien.  The Bank requires hazard insurance in the amount of the loan and, if the property is in a flood plain as designated by FEMA or HUD, the Bank requires flood insurance.

Residential real estate loans are the largest loan category on the balance sheet.  Of the $37.2 million in residential real estate loans at December 31, 2011, multi-family (5 or more units) loans accounted for $13.8 million, or 37.2%; non-owner occupied 1-4 family real estate comprised $16.9 million, or 45.5%; and owner occupied 1-4 family real estate comprised $6.4 million, or 17.3%.  Of the $43.2 million in residential real estate loans at December 31, 2010, multi-family (5 or more units) loans accounted for $17.4 million, or 40.3%, non-owner occupied 1-4 family real estate comprised $18.4 million, or 42.6%, and owner occupied 1-4 family real estate comprised $7.4 million, or 17.1%.

In addition to non-payment, one of the most significant risks concerning mortgage real estate loans is the fluctuation in market value of the real estate collateralizing the loans.  A decrease in market value of real estate securing a loan may jeopardize the Bank’s ability to recover the entire unpaid portion of the loan if the Bank is forced to foreclose.  If there were significant decreases in market value throughout the Company’s market, the Company could experience multiple losses.  The risk of nonpayment is also a significant risk.  In Cook County, Illinois where the Bank is located, it is often two years between the time a residential loan customer defaults on a loan and the time a creditor is able to obtain title to the property through foreclosure.  During this time, the creditor typically receives  no interest or principal payments.  While the Bank has underwriting procedures designed to identify what management believes to be acceptable lender risks in mortgage lending, these procedures may not prevent losses from the risks described above.  It is not the Company’s practice to make subprime loans.  Approximately 99% of all of the Company’s net charge-offs for the year ended December 31, 2011 was related to loans secured by real estate.

Commercial Loans.  These loans are primarily made within the Company’s market area and are underwritten on the basis of the borrower’s ability to service the debt from income.  The Company is an approved Small Business Administration (“SBA”) 750 lender.  As a general practice, the Bank takes as collateral a lien on any available equipment, accounts receivable or other assets owned by the borrower and often obtains the personal guaranty of the borrower.  In general, these loans involve more credit risk than residential mortgage loans and commercial mortgage loans and, therefore, usually yield a higher return.  The increased risk in commercial loans is due to the type of collateral securing these loans.  The increased risk also derives from the expectation that the loan generally will be serviced principally from the operations of the business, and those operations may not be successful.  As a result of these additional complexities, variables and risks, commercial loans require more thorough underwriting and servicing than other types of loans.  At December 31, 2011, the Company had $1,037,000 in such loans, representing 2.3% of total loans.  At December 31, 2010, the Company had $383,000 in such loans, representing 0.7% of total loans.

Consumer Loans.  The Company provides a variety of consumer loans (also referred to in this report as installment loans to individuals) including motor vehicle, personal (collateralized and non-collateralized) and deposit account collateralized loans.  The terms of these loans typically range from 12 to 72 months and vary based upon the nature of collateral and size of loan.  Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles.  In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan balance.  The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment.  In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by job loss, divorce, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws may limit the amount that can be recovered on such loans.  At December 31, 2011 and 2010, the Company had $365,000 and $539,000 in such loans, representing 0.81% and 1.0% of total loans, all respectively.

Underwriting Strategy

The Bank’s lending activities reflect an underwriting strategy that emphasizes asset quality and fiscal prudence in order to keep capital resources available for the most attractive lending opportunities in the Bank’s market.  All loan requests are approved by the Bank’s loan committee.  The Bank’s strategy for approving or disapproving loans is to follow conservative loan policies and underwriting practices, which include:
•	granting loans on a sound and collectible basis;
•	investing funds properly for the benefit of the shareholders and the protection of its depositors;
•	serving the legitimate needs of the community in the market while maintaining a balance between maximum yield and minimum risk;
•	ensuring that primary and secondary sources of repayment are adequate in relation to the amount of the loan;
•	developing and maintaining adequate diversification of the loan portfolio as a whole and of the loans within each category; and
•
ensuring that each loan is properly documented and, if appropriate, insurance coverage is adequate.  The Bank’s loan review personnel and compliance officer interact on a regular basis with commercial, mortgage and consumer lenders to identify potential underwriting or technical exception variances.

In addition, the Bank has placed increased emphasis on the early identification of problem loans to aggressively seek resolution of the situation and thereby keep loan losses at a minimum.

The following table sets forth the composition of the Company’s loan portfolio:

	December 31,
	2011	2010
	(in thousands)
Commercial and industrial	$1,037	$383
Real estate
Construction	158	1,758
1-4 family owner occupied	6,412	7,424
1-4 family non-owner occupied	16,933	18,404
Multi-family	13,834	17,431
Commercial	6,331	8,621
Consumer and other	365	539
	45,070	54,560
Net deferred loan fees	(125)	(153)
Allowance for loan losses	(1,783)	(1,595)
Total	$43,162	$52,812

The following table sets forth the dollar amount of all loans due after the dates indicated, which have fixed interest rates or floating or adjustable interest rates.

	December 31, 2011
	Fixed Rates	Floating/ Adjustable Rates	Total
	(in thousands)
Commercial and industrial	$1,037	$-	$1,037
Construction	79	79	158
Real estate:
Residential	19,881	17,298	37,179
Commercial	5,272	1,059	6,331
Consumer	365	-	365
Total loans	$26,634	$18,436	$45,070

Maturity of Loan Portfolio.  The following table presents certain information at December 31, 2011 regarding the dollar amount of loans, before net items, maturing in the portfolio based on contractual terms to maturity or scheduled amortization, however, does not include potential prepayments.  Scheduled contractual maturities of loans do not necessarily reflect the actual expected term of the loan portfolio.  The average life of mortgage loans is substantially less than their average contractual terms because of prepayments.  The average life of mortgage loans tends to increase when current mortgage loan rates are higher than rates on existing mortgage loans and, conversely, it tends to decrease when rates on current mortgage loans are lower than existing mortgage loan rates (due to prepayments as a result of the refinancing of adjustable-rate and fixed-rate loans at lower rates).

The loan balances below do not include undisbursed loan proceeds or the allowance for loan losses.

	December 31, 2011
	1 Year or Less	1 to 5 Years	Over 5 Years	Total
	(in thousands)
Commercial and industrial	$440	$524	$73	$1,037
Construction	-	158	-	158
Real estate:
Residential	4,186	16,133	16,860	37,179
Commercial	1,094	4,872	365	6,331
Consumer	63	163	139	365
Total loans	$5,783	$21,850	$17,437	$45,070

Non-Performing Loans. A loan is non-performing when it is more than ninety days past due except for loans that are well secured and in the process of collection.  Specific allocations are made for loans that are determined to be non-performing.  Loans past due less than ninety days may also be classified as non-performing when management does not expect to collect all amounts due according to the contractual terms of the loan agreement.  Specific allocations are measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses as compared to the loan carrying value.

	December 31, 2011
	Loans Delinquent For:
	60-89 Days			Over 90 Days			Total Delinquent Loans
	Total Number of Credits	Total Amount	Percent of Loan Category	Total Number of Credits	Total Amount	Percent of Loan Category	Total Number of Credits	Total Amount	Percent of Loan Category
	(dollars in thousands)
Commercial and industrial	-	$-	0%	-	$-	0%	-	$-	0%
Construction	-	-	0%	1	79	50%	1	79	50%
Real estate:		-
Residential	-	-	0%	22	3,447	9%	22	3,447	9%
Commercial	1	219	3%	9	1,623	26%	10	1,842	29%
Consumer	-	-	0%	1	5	1%	1	5	1%
Total loans	1	219	0%	33	5,154	11%	34	5,373	11%

	December 31, 2010
	Loans Delinquent For:
	60-89 Days			Over 90 Days			Total Delinquent Loans
	Total Number of Credits	Total Amount	Percent of Loan Category	Total Number of Credits	Total Amount	Percent of Loan Category	Total Number of Credits	Total Amount	Percent of Loan Category
	(dollars in thousands)
Commercial and industrial	-	$-	0%	2	$110	50%	2	$110	50%
Construction	-	-	0%	1	80	0%	1	80	0%
Real estate:		-
Residential	3	312	1%	15	2,226	5%	18	2,538	6%
Commercial	2	341	4%	8	2,074	24%	10	2,415	28%
Consumer	-	-	0%	-	-	0%	-	-	0%
Total loans	5	653	1%	26	4,490	8%	31	5,143	9%

The following table presents non-performing loans by loan class as of December 31, 2011 and 2010:

	Non-performing loans
	December 31,
	2011	2010
	(dollars in thousands)
Commercial and industrial	$0	$110
Construction	79	80
Real estate:
Residential	3,687	2,226
Commercial	1,623	2074
Consumer	5	-
Total	$5,394	$4,490
Total as a percentage of total assets	8.63%	6.58%
Non-performing loans as a percentage of gross loans	12.00%	8.23%

The loan loss allowance as a percentage of nonperforming loans was 33.1% at December 31, 2011 compared to 35.5% at December 31, 2010.

Potential Problem Loans. Potential problem loans consist of loans that are performing in accordance with contractual terms but for which management has concerns about the ability of an obligor to continue to comply with repayment terms because of the obligor’s potential operating or financial difficulties.  Management monitors these loans closely and reviews their performance on a regular basis.  At December 31, 2011 the Company had $923,000 in such loans, or 2.05% of total loans.

Impaired Loans. A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent.

Analysis of Allowance for Loan Losses

For all portfolio segments, the allowance for loan losses is an amount necessary to absorb known and inherent losses that are both probable and reasonably estimable through a provision for loan losses charged to earnings. Loan losses, for all portfolio segments, are charged against the allowance when management believes the collectability of a loan balance in unlikely. Subsequent recoveries, if any, are credited to the allowance. For all portfolio segments, the allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review by portfolio segment of the collectability of the loans in light of historical experience over the most recent eight quarters with heavier weighting given to most recent quarters, the nature and volume of the loan portfolio, adverse situations that may affect each borrower’s ability to repay, the estimated value of any underlying collateral and prevailing economic conditions. This actual loss experience is supplemented with other economic factors based on risks present for each portfolio segment. Moreover, the allowance for loan losses is composed of allocations for specific loans and a general reserve for all other loans. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance for credit losses is comprised of an allowance for loan losses, which is determined with respect to loans that we have issued, and an allowance for lending-related commitments.  Our allowance for lending-related commitments is determined with respect to funds that we have committed to lend but for which funds have not yet been disbursed and is computed using a methodology similar to that used to determine the allowance for loan losses.  Additions to the allowance for loan losses are charged to earnings through the provision for credit losses.  Charge-offs represent the amount of loans that have been determined to be uncollectible during a given period, and are deducted from the allowance for loan losses, and recoveries represent the amount of collections received from loans that had previously been charged off, and are credited to the allowance for loan losses.

Determination of the Allowance for Credit Losses:  The allowance for loan losses includes an element for estimated probable but undetected losses and for imprecision in the credit risk models used to calculate the allowance. As part of the Problem Loan Reporting system review, the Bank analyzes the loan for purposes of calculating our specific impairment reserves and a general reserve.

Specific Impairment Reserves:  Loans with a credit risk rating of a 6, 7 or 8 are reviewed on a quarterly or more frequent basis to determine if (a) an amount is deemed uncollectible (a charge-off) or (b) there is an amount with respect to which it is probable that the Bank will be unable to collect amounts due in accordance with the original contractual terms of the loan (a specific impairment reserve). Loans which are not assigned a specific reserve are included in the determination of the general reserve.

General Reserves:  For loans with a credit risk rating of 5 or better and loans with a risk rating of 6, 7 or 8 with no specific reserve, reserves are established based on the type of loan collateral, if any, and the assigned credit risk rating. Determination of the allowance is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, and consideration of current environmental factors and economic trends, all of which may be susceptible to significant change.

We determine this component of the allowance for loan losses by classifying each loan into a category based on the type of collateral that secures the loan (if any) each category is then assigned a specific loss factor that incorporates the following factors:

•	historical underwriting loss factor;

•	changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses;

•	changes in national, regional, and local economic and business conditions and developments that affect the collectibility of the portfolio;

•	changes in the nature and volume of the portfolio and in the terms of the loans;

•	changes in the experience, ability, and depth of lending management and other relevant staff;

•	changes in the volume and severity of past due loans, the volume of non-accrual loans, and the volume and severity of adversely classified or graded loans;

•	changes in the quality of the bank’s loan review system;

•	changes in the underlying collateral for collateral dependent loans;

•	the existence and effect of any concentrations of credit, and changes in the level of such concentrations; and

•	the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the bank’s existing portfolio

The following table presents loans charged off and recovered by loan class and an analysis of the allowance for loan losses for the years ended December 31, 2011 and 2010.

	Years Ended December 31,
(dollars in thousands)	2011	2010
Average total loans	$49,815	$57,500
Total loans at end of period	45,070	54,560
Total non-performing loans(1)	5,394	4,490
Allowance at beginning of period	1,595	915

Loan charge-offs:
Commercial and industrial	-	-
Real estate:
Residential	(898)	(236)
Construction	(33)	-
Commercial	(394)	-
Consumer	(15)	(9)
Total	(1,340)	(245)
Recoveries:
Commercial and industrial	-	-
Construction	-	-
Real estate	-	-
Consumer	-	-
Total	-	-
Net recoveries (charge-offs)	(1,340)	(245)
Provision for loan losses:
Commercial and industrial	1	(5)
Real estate:
Residential	1,445	725
Construction	(82)	88
Commercial	147	112
Consumer	17	5
Total	1,528	925
Allowance at end of period	$1,783	$1,595

Net recoveries (charge-offs) to average total loans	-2.69%	-0.43%
Allowance to total loans	3.96%	2.92%
Allowance to non-performing loans	33.06%	35.52%

(1)	Non-performing loans include those loans past due 90 or more days and loans that are on a non-accrual status.

The Company relies, among other things, on its experienced senior management in determining the appropriate allowance for loan losses on the loan portfolio.  In general, management reviews delinquency trends, impaired loans, loan-to-value ratios and types of collateral.  Based on these factors, we believed that the allocation of the allowance for loan losses for these types of loans was appropriate at December 31, 2011.

While management believes that it determines the amount of the allowance based on the best information available at the time, the allowance will need to be adjusted as circumstances change and assumptions are updated.  Additions to the allowance for loan losses, are determined based on a variety of factors, including specific reserves, current loan risk ratings, delinquent loans, historical loss experience and economic conditions in our market area.  In addition, federal regulatory authorities, as part of the examination process, periodically review our allowance for loan losses.  The regulators may require us to record adjustments to the allowance level based upon their assessment of the information available to them at the time of examination.  Although management believes the allowance for loan losses is sufficient to cover probable losses inherent in the loan portfolio, there can be no assurance that the allowance will prove sufficient to cover actual loan losses.

Allowance for loan losses increased $200,000 to $1.8 million at December 31, 2011, from $1.6 million as of December 31, 2010.  Allowance for loan losses as a percent of total loans increased to 3.96% as of December 31, 2011, from 2.92% at December 31, 2010. The provision for loan losses increased $575,000 to $1.5 million for the year ended December 31, 2011, from $925,000 for the year ended December 31, 2010.  The key factors in determining the level of provision are reserves for specifically identified problem credits, the composition of our loan portfolio, loan growth, risk rating distribution within each major loan category, historical loss experience, and internal and external factors.  Weakness in the general economy and, in particular, higher vacancy rates in commercial real estate, bankruptcies, declining real estate values, limited sales activity and low financing activity severely impacted our portfolio.

Net charge-offs for the years ended December 31, 2011 and 2010 totaled $1.3 million and $245,000, respectively.  The increase in charge-offs reflects real estate collateral values, particularly land values, which have remained low.  The provision for loan losses at December 31, 2011 totaled $1.5 million and exceeded net charge-offs of $1.3 million.

The following table sets forth information concerning the allocation of the allowance for loan losses by loan category at the dates indicated.

	December 31, 2011		December 31, 2010
	Amount	Percentage of Loans to Total Loans	Amount	Percentage of Loans to Total Loans
	(dollars in thousands)
Commercial	$1	1.05%	$-	0.71%
Construction	5	0.48%	116	3.22%
Real estate:
Residential	1,295	83.23%	958	79.28%
Commercial	473	14.11%	514	15.80%
Consumer	9	1.12%	7	0.99%
Total loans	$1,783	100.00%	$1,595	100.00%

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

Investments

The Company makes investments from time to time, subject to the investment limitations of state and federal laws and safe and sound banking practices and internal banking policies.  The Company’s objective is to maintain a sound investment portfolio which provides earnings and liquidity, while also providing for reinvestment in the community.

Securities

Securities are classified as held to maturity and carried at amortized cost when management has the positive intent to hold them to maturity. At December 31, 2011 and 2010, there were no securities held to maturity.  Securities are classified as available for sale when they are non-strategic, are neither held for trading, nor held to maturity, and for which there is a readily available market price.  Securities available for sale are carried at fair value, with unrealized holding gains and losses net of tax, reported as a separate component of accumulated other comprehensive income in separate component of stockholders’ equity.

At December 31, 2011 and 2010, securities were comprised of U.S. Treasury, Government Sponsored Agencies, and corporate bonds. The Company’s securities portfolio increased $50,000 to $5.3 million at December 31, 2011, from $5.2 million at December 31, 2010.

The following table sets forth the composition of the securities portfolio at the dates indicated:

	December 31, 2011		December 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Securities available for sale (at fair value)
U.S. Treasury securities	$505	$506	$2,023	$2,058
Government-sponsored agencies	3,279	3,301	3,149	3,167
U.S. Government agencies	1,097	1,083	-	-
Other debt securities	400	386	-	-
Total securities	$5,281	$5,276	$5,172	$5,225

The maturity distribution of the securities portfolio as of the date indicated is shown below:

	Available for sale
December 31, 2011	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$1,005	$1,009
Due after one year through five years	3,179	3,185
Due after five years through ten years	-	-
Due after ten years	1,097	1,082
Total	$5,281	$5,276

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

Deposits Composition.  As of December 31, 2011 and 2010, the Company had total deposits of $56.7 million and $62.9 million, respectively.  Of these deposits, approximately 36% were transaction accounts and savings deposits.  Certificates of deposits include brokered deposits which totaled $7.0 million at December 31, 2011, and $11.9 million at December 31, 2010.  Brokered time deposits have been a part of the company’s overall liability management strategy and provide a reliable source for meeting specific funding needs in an efficient and timely manner.  Currently, due to the Consent Order, the Bank is prohibited from accepting or renewing brokered deposits.

The following table presents the composition of total deposits held by the Company as of December 31, 2011 and 2010:

	December 31, 2011		December 31, 2010
	Amount	Percentage of Deposits	Amount	Percentage of Deposits
	(dollars in thousands)
Non-interest bearing demand accounts	$6,349	11.20%	$6,922	11.01%
Money market and NOW demand accounts	6,229	10.99%	7,234	11.50%
Savings accounts	8,685	15.32%	8,532	13.57%
Time deposits:
Certificates of deposit under $100,000(1)	13,997	24.69%	19,136	30.43%
Certificates of deposit over $100,000	21,424	37.80%	21,057	33.49%
Total deposits	$56,684	100.00%	$62,881	100.00%

(1) Certificates of deposit under $100,000 includes brokered deposits which totaled $7.0 million at December 31, 2011, and $11.9 million at December 31, 2010.  Brokered time deposits have been a part of the Company’s overall liability management strategy and provide a reliable source for meeting specific funding needs in an efficient and timely manner.  Currently the Bank is prohibited from accepting or renewing brokered deposits.

The following table summarizes the maturity distribution of certificates of deposit as of the dates indicated.  These deposits were made by individuals, businesses and public and other not-for-profit entities, most of which are located within the Company’s market area.

2012	$23,426
2013	11,117
2014	31
2015	249
2016	598
$35,421

Borrowings.  We may obtain advances from the FHLB of Chicago upon the security of the common stock we own in the FHLB and our qualifying residential mortgage loans and securities, provided certain standards related to creditworthiness are met.  These advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities.  FHLB advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending.  As of December 31, 2011 and 2010 FHLB advances totaled $3.75 million and $1.25 million, respectively.

Additionally, the Company has issued senior convertible notes that pay interest at maturity at a fixed rate of 8.00% per annum.  The scheduled maturities of the notes is twelve months from the issue date and are convertible under certain circumstances into shares of the Company’s common stock at a conversion ratio of one and one-half times the book value per share.  In 2011 and 2010, certain notes were converted upon maturity to 4,569 and 76,028 shares of the Company’s common stock respectively.  As of December 31, 2011, senior convertible notes outstanding totaled $675,000.  Furthermore, the Company is currently prohibited from paying interest on maturing notes.

The following table sets forth the distribution of short-term borrowings and weighted average interest rates thereon at the end of each of the last three years.

	Short-term borrowings	Short-term Federal Home Loan Bank borrowings
	(dollars in thousands)
2011
Balance, December 31, 2011	$675	$3,750
Weighted average interest rate at end of year	8.00%	0.50%
Maximum amount outstanding at any month end	$700	$3,750
Average daily balance	$688	$3,750
Weighted average interest rate during year(1)	8.00%	0.50%
2010
Balance, December 31, 2010	$365	$1,250
Weighted average interest rate at end of year	8.00%	0.50%
Maximum amount outstanding at any month end	$792	$3,000
Average daily balance	$579	$46
Weighted average interest rate during year(1)	8.00%	0.51%
2009
Balance, December 31, 2009	$792	$0
Weighted average interest rate at end of year	8.00%	0.00%
Maximum amount outstanding at any month end	$792	$0
Average daily balance	$639	$0
Weighted average interest rate during year(1)	8.00%	0.00%

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

Recent Regulatory Actions

On August 28, 2012, Covenant Bank, the wholly-owned subsidiary of Covenant Bancshares, Inc. (the “Company”), was notified by the Illinois Department of Financial and Professional Regulation, Division of Banking (the “Division”) that the Bank must increase its Tier 1 leverage capital ratio to not less than 5%.  If the Bank does not increase its Tier 1 leverage capital ratio to such level to the satisfaction of the Division, then the Division has authority to take additional regulatory action against the Bank.  As of September 30, 2012, the Bank’s reported Tier 1 leverage capital ratio was 1.06%, which is considered to be impaired and inadequate by the Division.

In addition, on August 28, 2012, the Division also issued to the Bank an Order to Cease and Desist (the “Order”). The Order provides the Bank must: (i) Cease and desist from soliciting or knowingly accepting any uninsured deposits, (ii) make contact with each account holder and discuss methods of restructuring or retitling accounts that would eliminate any uninsured deposits and (iii) submit to the Division each Friday during the life of the Order, or at any other time as the Division may request, a written uninsured deposit report, including the total uninsured deposit amount, the identity of each depositor maintaining any uninsured deposit and the amount of each depositor’s uninsured deposit.

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

The Order requires the Bank, among other things:

•	to establish a compliance committee to monitor and coordinate compliance with that Order;
•	to achieve and maintain Tier 1 leverage capital to total assets ratio of at least 9% and total risk-based capital ratio of at least 13% by July 30, 2011; within 60 days;
•	to develop, within 60 days, a profit plan for the Bank by July 30, 2011, which shall, among other things, include specific plans for maintaining adequate capital;
•
to revise and maintain by July 30, 2011, within 60 days, a liquidity risk management program, which assesses, on an ongoing basis, the Bank’s current and projected funding needs, and ensures that sufficient funds exist to meet those needs;

•
to develop revise by July 30, 2011 within 60 days the Bank’s loan policy and commercial real estate concentration management program.  The Bank must also establish a new loan review program to ensure the timely and independent identification of problem loans and modify its existing program for the maintenance of an adequate allowance for loan and lease losses; and

•	to take immediate and continuing action to revise and maintain by July 30, 2011 a plan to protect the Bank’s interest in certain assets identified by the FDIC and IDFPR or any other bank examiner.

As noted above, the Bank has agreed to achieve and maintain a Tier 1 capital to total assets ratio of at least 9% and a total risk-based capital ratio of at least 13%.  As of December 31, 2011, the Bank’s Tier 1 capital to total assets ratio was 3.90% as compared to 8.09% as of December 31, 2010, and the total risk-based capital ratio was 5.20% as of December 31, 2011 as compared to 9.37% as of December 31, 2010.  As of September 30, 2012, such ratios were 1.67% and 2.95%, respectively, critically below the targets set by the Order.  For bank regulatory purposes, the Bank is designated as undercapitalized by the FDIC.  See Note 1 to the consolidated financial statements for additional disclosures concerning the Order.

The Order will remain in force until terminated by the FDIC and IDFPR.  Since becoming subject to the Order, the Bank has devoted substantial resources to complying with its requirements and limitations, and we have created a compliance committee as required by the Order, and otherwise strengthened our management supervision and oversight capabilities.

On November 6, 2012, the Bank was notified by the Federal Deposit Insurance Corporation (the “FDIC”) that the Bank falls within the “significantly undercapitalized” capital category. In addition, the Bank was issued a Supervisory Prompt Corrective Action Directive (“PCA”) by the FDIC. The PCA provides that the Bank, in conjunction with the Company, must increase its capital to a level sufficient to restore the Bank to at least an “adequately capitalized” level as defined in the FDIC regulations or accept an offer to be acquired by a depository institution holding company or to combine with another insured depository institution.  Previously, the FDIC had notified the Bank that it was “critically undercapitalized.”  On November 2, and November 5, 2012, the Company injected capital in the amounts of $750,000 and $25,000, respectively, into the Bank.  With the capital infusion as of November 5, 2012, the Bank’s Tier 1 leverage capital ratio was 2.05% and the total risk based capital ratio was 4.52%.  With this capital infusion, the Bank moved from “critically undercapitalized to “significantly undercapitalized.”

The Company continues to explore various strategic alternatives, including a recapitalization by third parties that would result in a change in control. A recapitalization would most probably result in a substantial dilution to the Company’s current stockholders and could adversely affect the value of the Company’s common stock. The Company can give no guarantee that it will be able to comply with the PCA. If the Bank is unable to satisfy the requirements of the PCA, then the FDIC has authority to take additional regulatory action against the Bank.

As of September 30, 2012, the Bank’s Tier 1 capital to total assets ratio was 1.67% as compared to 4.89% as of September 30, 2011, and the total risk-based capital ratio was 2.95% as of September 30, 2012 as compared to 6.17% as of September 30, 2011. As of September 30, 2012, these ratios were below the critically undercapitalized level set by the federal bank regulators as well as below the levels set by the Consent Order.

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

As previously disclosed, the Company’s Board of Directors is pursuing strategic alternatives, including a capital infusion. To date it has not received any commitment for a new capital investment, and there can be no assurance that the Company will be able to raise a sufficient amount of new capital in a timely manner, or on acceptable terms. In addition, any transaction that would involve equity financing would most probably result in a substantial dilution to the Company’s current stockholders and could adversely affect the value of the Company’s common stock. Any material failure to comply with the provisions of the Consent Order and the PCA, including a failure to achieve the capital ratios required, could result in additional enforcement actions by the FDIC as allowed by 12 U.S.C. §1818 and the IDFPR. There can be no assurance that the Bank will be able to comply fully with the provisions of the Consent Order, or that efforts to comply with the Consent Order will not have adverse effects on the results of operations and financial condition of the Company and the Bank. Nor can there be any assurance that the Company will be able to raise the capital necessary to enable the Bank to continue its operations

There can be no assurance, however, that the Bank can meet all of the requirements imposed by the regulators, especially those related to liquidity risk management and minimum capital standards.  If the Bank does not comply with the regulatory directives, the Bank, could be subject to further regulatory enforcement action, including, without limitation, the issuance of additional cease and desist orders or supervisory actions (which may, among other things, further restrict our business activities or result in the imposition of civil monetary penalties), or even the placing of the Bank into receivership.  If the Bank is placed into receivership, the FDIC would be appointed the receiver of the Bank.  In all likelihood Covenant would suffer a complete loss of the value of our ownership interest in the Bank, and consequently a complete loss of value of all of our outstanding shares of stock.  The Company subsequently may be exposed to significant claims by the FDIC.  Further, a failure to comply with the regulatory directives could result in termination of the Bank’s federal deposit insurance, subject to a number of other conditions.

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

Capital Requirements; Prompt Corrective Action

The Federal Reserve has adopted risk-based capital requirements for assessing the capital adequacy of bank holding companies.  Bank holding companies with consolidated assets of more than $500 million are required to comply with the Federal Reserve’s capital guidelines on risk-based capital.  Bank holding companies that are below this threshold and otherwise qualify as “small bank holding companies” under applicable regulations need not comply with the Federal Reserve’s risk-based capital guidelines on a consolidated basis.  The Company’s assets as of December 31, 2011 were below $500 million and the Company otherwise qualified as a small bank holding company.  Accordingly, the Company is not required to comply with the Federal Reserve Board’s risk-based capital requirements.  Instead, the Company must comply with the Federal Reserve Board’s Small Bank Holding Company Policy Statement, which requires the Company to maintain a certain debt-to-equity ratio and to maintain appropriate capital levels at insured depository subsidiaries of the Company.

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

In addition, Federal Reserve policy provides that, as a general matter, a bank holding company should eliminate, defer or severely limit the payment of dividends if (i) the bank holding company’s net income over the prior four quarters is not sufficient to fully fund the dividends, (ii) the bank holding company’s prospective rate of earnings retention is not consistent with the bank holding company’s capital needs and overall current and prospective financial condition, and (iii) the bank holding company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.  The Federal Reserve may find that the bank holding company is operating in an unsafe and unsound manner if the bank holding company does not comply with the Federal Reserve dividend policy, and may use its enforcement powers to limit or prohibit the payment of dividends by bank holding companies. Covenant Bancshares, Inc. was notified by the Federal Reserve on August 21, 2012 that it is not permitted to declare or pay dividends without the prior written consent of the Federal Reserve.

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

Brokered Deposits

Well-capitalized institutions are not subject to limitations on brokered deposits.  An adequately capitalized institution is able to accept, renew or roll over brokered deposits only with a waiver from the FDIC and is subject to certain restrictions on the yield paid on such deposits.  Undercapitalized institutions are not permitted to accept, renew or roll over brokered deposits.  Under the current regulatory requirements, the Bank may not accept or renew brokered deposits without the prior written consent of the FDIC and the IDFPR.

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

Transaction Account Guarantee Program. Pursuant to the TAGP, the FDIC will fully insure, without limit, qualifying transaction accounts held at qualifying depository institutions through December 31, 2010 (extended from December 31, 2009 provided the institution did not previously opt out of the TAGP).  Qualifying transaction accounts include non-interest-bearing transaction accounts, Interest on Lawyers Trust Accounts (IOLTAs) and NOW accounts with interest rates less than 0.5%.  The FDIC assessed a fee equal to 10 basis points on transaction account deposit balances in excess of the $250,000 insured limit.  During the six-month extension period in 2010, the fee assessment increased to 15 basis points, 20 basis points or 25 basis points, based on an institution’s risk category.  On April 13, 2010, the board of directors of the FDIC approved an interim rule that extended the TAGP until December 31, 2010, with additionally extensions through December 31, 2012, altering the reporting requirements under TAGP and requirements for the inclusion of NOW accounts in the TAGP.  On December 13, 2012, the U.S. Senate failed to advance a procedural motion on an additional two-year extension of the TAGP Program, and it expired on December 31, 2012.

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

Concentrations in Commercial Real Estate Lending

In December 2006, the OCC, together with the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation (the “Agencies”), issued guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “Guidance”).  The Guidance indicates it is intended to “reinforce and enhance the Agencies’ existing regulations and guidelines for real estate lending” and, to “remind institutions that strong risk management practices and appropriate levels of capital are important elements of a sound Commercial Real Estate (“CRE”) lending program, particularly when an institution has a concentration in CRE loans.”  Importantly, the Guidance states that it, “...does not establish specific CRE lending limits; rather, it promotes sound risk management practices and appropriate levels of capital that will enable institutions to continue to pursue CRE lending in a safe and sound manner.”

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

As of December 31, 2011, the Bank had balances outstanding for construction, land development, and other land-secured loans totaling $160,000 representing 9.1% of the Bank’s total capital.  As of December 31, 2010, balances outstanding for construction, land development, and other land-secured loans totaled $1.8 million, which represented 50% of the Bank’s total capital.  Additionally, as of December 31, 2011, the Bank had outstanding commercial real estate loans, including multifamily housing loans totaling $20.2 million, 1170% of the Bank’s total capital, compared to $26.1 million, 740% of the Bank’s total capital as of December 31, 2010.  As a result, the Bank’s commercial real estate loan ratio was significantly greater than the regulatory criteria as of December 31, 2011 and 2010.

The regulatory directives issued by the FDIC and IDFPR include a requirement that the Bank “adopt, implement and thereafter ensure Bank adherence to” a revised written commercial real estate (“CRE”) concentration management program (the “Program”) designed to manage the risk in the Bank’s CRE portfolio in accordance with regulatory guidelines.  While Covenant intends to comply with the FDIC and IDFPR’s request, the Bank will not be able to change its commercial real estate loan concentration significantly until such time as the Bank’s capital level is increased, the Bank originates new loans outside of the commercial real estate sector, and until it experiences repayment on the existing balances in this concentration.

Item 1A.      Risk Factors.

There is uncertainty about our ability to continue operations.

Our existing capital may not be sufficient to absorb our future losses.  In order to successfully operate, we need to stem our loan losses and raise capital immediately in an amount sufficient for us to achieve an “adequately capitalized” level.  As of September 30, 2012, the Bank’s Tier 1 leverage capital ratio was 1.06% and the total risk-based capital ratio was 2.95%.  Subsequently, the FDIC had notified the Bank that it was “critically undercapitalized.”  On November 2, 2012 and November 5, 2012, the Company injected capital in the amounts of $750,000 and $25,000, respectively, into the Bank. With the capital infusions, as of November 5, 2012, the Bank’s Tier 1 leverage capital ratio was 2.05% and the total risk-based capital ratio was 4.52%. With this capital infusion, on November 6, 2012, the Bank was notified by the FDIC that it moved from “critically undercapitalized” to “significantly undercapitalized.”

In addition, the Bank was issued a Supervisory Prompt Corrective Action Directive (“PCA”) by the FDIC. The PCA provides that the Bank, in conjunction with the Company, must increase its capital to a level sufficient to restore the Bank to at least an “adequately capitalized” level as defined in the FDIC regulations or accept an offer to be acquired by a depository institution holding company or to combine with another insured depository institution.  If the Bank is unable to satisfy the requirements of the PCA, then the FDIC has authority to take additional regulatory action against the Bank.

Moreover, to the extent the Bank’s loan losses and operating losses exceed its capital, the Bank could be found insolvent.  Any such event could be expected to result in a loss of all or a substantial portion of the value of the Company’s outstanding securities, including its common stock.

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

The Company has incurred cumulative losses since it acquired its sole subsidiary, the Community Bank of Lawndale, now known as Covenant Bank, on March 12, 2008 and expects to incur losses in the future.  Since March 12, 2008, the Company has incurred losses of approximately $8.3 million through September 30, 2012.  As of December 31, 2011, the Bank has incurred net losses in each of the last eleven calendar years.  There are multiple reasons for these losses, which include losses on loans, goodwill impairment, and high operating expenses.  The correction of these problems is a difficult task.  Although the Company has established a new management team, developed a “turnaround” plan and implemented a new business strategy and risk management process, there is no assurance that the Company or the Bank will ever be able to operate profitably.

The Bank may be placed into receivership if it cannot comply with the FDIC and IDFPR Consent Order, satisfy the requirements of the PCA issued by the FDIC, or if it’s financial condition continues to deteriorate.

As noted above, the FDIC and IDFPR Consent Order requires the Bank to create and implement a capital plan, and a liquidity plan including provisions for contingency funding arrangements.  Pursuant to the Consent Order, among other things, the Bank has agreed to achieve and maintain a Tier 1 capital to total assets ratio of at least 9% and a total risk-based capital ratio of at least 13%.  As of December 31, 2011, the Bank’s Tier 1 capital to total assets ratio was 3.90% as compared to 8.09% as of December 31, 2010, and the total risk-based capital ratio was 5.20% as of December 31, 2011 as compared to 9.37% as of December 31, 2010.  Furthermore, as of September 30, 2012, the Bank’s Tier 1 leverage capital ratio, Tier 1 capital to total assets ratio, and total risk-based capital ratio was 1.06%, 1.67% and 2.95%, respectively.

As of December 31, 2011 and September 30, 2012, these ratios were below the targets set by the Consent Order.  In addition, the condition of the Bank’s loan portfolio may continue to deteriorate in the current economic environment and thus continue to deplete the Bank’s capital and other financial resources.  Should the Bank fail to comply with the Order’s capital and liquidity funding requirements, or suffer a continued deterioration in its financial condition, the Bank may be subject to being placed into receivership by the FDIC and/or IDFPR, with the FDIC appointed as receiver.  If these events occur, the Company probably would suffer a complete loss of the value of our ownership interest in the Bank, and we subsequently may be exposed to significant claims by the FDIC and the IDFPR. Any such event could be expected to result in a loss of all of the value of the Company’s outstanding securities.

The Consent Order imposes significant restrictions on our operations, and the cost of compliance, as well as any possible failure to comply, could have a material adverse effect on our business, financial condition and results of operations.

The Consent Order contains a list of strict requirements, including that the Bank achieve and maintain minimum regulatory capital levels (in excess of the statutory minimums to be classified as well-capitalized) and an obligation to develop a liquidity risk management and contingency funding plan.  The Consent Order also includes several requirements related to loan administration as well as procedures for managing the Bank’s growing portfolio of foreclosed real estate assets.

Any material failure to comply with the provisions of the Consent Order could result in further enforcement actions by the FDIC and/or IDFPR.  While we are attempting to take such actions as may be necessary to comply with the requirements of the Consent Order, we may be unable to comply fully with its provisions, or our efforts to comply with the Consent Order may have adverse effects on our operations and financial condition.  There can be no assurance that the Company will be able to raise the amount of capital necessary to comply with the Consent Order or to maintain the solvency of the Bank.

The Company’s current capital needs require the raising of additional capital immediately, which may not be available.

The Company is required by federal and state regulatory authorities to maintain adequate levels of capital to support operations.  As previously disclosed, the Consent Order requires the Bank to achieve and maintain a Tier 1 leverage capital to total assets ratio of at least 9% and a total risk-based capital ratio of at least 13%.  As of December 31, 2011, the Bank’s Tier 1 leverage capital to total assets ratio was 2.42% as compared to 4.81% as of December 31, 2010, and the total risk-based capital ratio was 5.20% as of December 31, 2011 as compared to 9.37% as of December 31, 2010.  As of September 30, 2012, such ratios were 1.06% and 2.95%, respectively, below the requirements set by the Consent Order.  Further, this level of capital means that the Bank is considered critically undercapitalized according to the capital adequacy guidelines adopted by the federal bank regulators, including the FDIC.  As previously disclosed, the Bank was issued a PCA by the FDIC, providing that the Bank, in conjunction with the Company, increase its capital to a level sufficient to restore the Bank to at least an “adequately capitalized” level as defined in the FDIC regulations or accept an offer to be acquired by a depository institution holding company or to combine with another insured depository institution.  If the Company raises capital through the issuance of additional shares of common stock or other securities, it will dilute the ownership interests of existing shareholders and may dilute the per-share book value of its common stock.  If the Company chooses to raise capital through the issuance of a preferred class of stock, new investors may also have rights, preferences and privileges senior to the Company’s current shareholders which may adversely impact current shareholders.

The Company’s ability to raise additional capital depends on conditions in the capital markets at that time, which are outside the Company’s control, and on the Company’s current financial condition, its past financial performance and its perceived future performance.  Accordingly, the Company cannot guarantee that it will have the ability to raise additional capital on terms acceptable to it, or at all.

Non-performing assets take significant time to resolve and adversely affect the Company’s results of operations and financial condition, and could result in further losses in the future.

At December 31, 2011 and 2010, our non-performing loans (which consist of non-accrual loans and loans past due 90 days or more and still-accruing loans) totaled $5.4 million and $4.5 million, or 12.0% and 8.2% of our loan portfolio, respectively.  At December 31, 2011 and 2010, total non-performing loans plus other real estate owned were $6.5 million and $4.8 million, respectively.  As of September 30, 2012, total non-performing loans plus other real estate owned was $7.4 million, or 18.4% of our total loan portfolio.  Non-performing assets adversely affect net income in various ways.  While the Company pays interest expense to fund non-performing assets, no interest income is recorded on non-performing loans or other real estate owned, thereby adversely affecting income and returns on assets and equity, while loan administration costs increase and the efficiency ratio is adversely affected.  When the Company takes collateral in foreclosures and similar proceedings, it is required to mark the collateral to its then-fair market value, which, when compared to the value of the loan, may result in a loss.  These non-performing loans and other real estate owned also increase the Company’s risk profile and increase the amount of capital that regulators believe is appropriate for us to achieve and maintain in light of such risks.  The resolution of non-performing assets requires significant time commitments from management, which can be detrimental to the performance of their other responsibilities.  There is no assurance that the Company will not experience further increases in non-performing loans in the future, or that non-performing assets will not result in further losses to come.

Commercial and residential real estate markets continue to experience extraordinary challenges following the downturn in recent years.  Because of the Company’s substantial reliance on real estate lending, these challenges increase the risk that the Company’s loans may not be repaid.

 At December 31, 2011 and 2010, approximately 14.1% and 15.8% of the Bank’s loans are commercial real estate loans, and 96.9% and 98.3% of total loans are real estate loans, respectively.  Economic factors have caused and may continue to cause deterioration to the value of real estate the Company uses to secure its loans.  The continued weakness of the economy and the deterioration of our real estate loan portfolio could result in additional increases in the provision for loan losses, higher delinquencies and additional charge-offs in future periods that may materially affect the Company’s financial condition and results of operations.

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

The success of the “turnaround” plan depends on effectively executing management’s business strategy, which includes plans to obtain additional capital, continue to work to significantly decrease non-performing assets, grow core deposits, and reduce reliance on non-core funding.  The Company’s ability to successfully execute its “turnaround” plan will depend on a variety of factors, including its ability to attract and retain experienced bankers, the continued availability of desirable business opportunities, the competitive response from other financial institutions in the market and the Company’s ability to manage disposition of problem assets effectively.  There can be no assurance that these opportunities will be available or that the Company will successfully execute the “turnaround” plan or business strategy.  If the Company does not successfully execute the “turnaround” plan or business strategy, its business and prospects could be harmed.  Executing the “turnaround” plan includes risks such as:

•	failure to meet existing regulatory requirements;
•	failure to attract additional capital to stabilize operations;
•	failure to adequately address problem credits; and
•	failure to achieve economies of scale and anticipated cost savings.

Additional issuance of common stock may result in dilution to our existing stockholders.

As of September 30, 2012, the Company had $675,425 of its senior convertible notes issued and outstanding, including $565,425 issued and outstanding to Dr. Winston the Company’s largest shareholder, $135,000 of which matured in 2012 and $540,425 will mature in 2013.  As September 30, 2012, the aggregate amount of the outstanding notes is convertible into 587,871 shares of the Company’s common stock at maturity based upon the book value of the Company’s stock at 1.5 times the dollar amount of the book value of the Company’s common stock on the conversion date (at current book value; conversion not available).  The decision of whether to convert the senior convertible notes into common stock of the Company is at the option of the Company.

As of September 30, 2012, the Company had 770,346 shares of common stock outstanding.  Assuming the Company could find buyers for its common stock, one means of addressing the Bank’s need for additional capital would be to issue new shares and then contribute the proceeds from the stock sale to the capital of the bank.  Accordingly, the issuance of any such additional shares may result in a reduction of the book value or price of the then outstanding shares of our common stock.  If we do issue any such additional shares, such issuance also will cause a reduction in the proportionate ownership and voting power of all other stockholders.  As a result of such dilution, your proportionate ownership interest and voting power will be decreased accordingly.

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

The Company is one of the smallest financial institutions in the metropolitan Chicago area.  As such, the Company has a smaller lending limit than other institutions in the market area.  As of December 31, 2011 and 2010, the Company’s legal lending limit was approximately $560,000 and $1.1 million, respectively.  The Company’s inability to lend larger sums of money may impact its ability to attract larger businesses.  We intend to accommodate loans in excess of the Company’s lending limit through the sale of participations in those loans to other banks.  However, other banks may not be willing to purchase loan participations from the Company, thereby limiting our ability to service customers whose credit needs exceed the lending limit of the Company.

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

Thus far, the Company has been able to pay market interest rates to attract depositors, and has been able to charge market interest rates to attract borrowers in its primary service area.  However, the banking business is highly competitive, and profitability depends on the ability of the Company to attract depositors and borrowers.  The Company competes with numerous other lenders and deposit-takers in the area, including other commercial banks, savings and loan associations and credit unions.  Compared to competitors in the primary service area, the Company may have to pay above-market interest rates to attract depositors and charge below market interest rates to attract borrowers in the future, which may have a material effect on financial condition and results of operations.  However, because of the Bank’s capital position, it is limited by the FDIC national rate cap as to how much interest it may offer depositors.

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

FDIC insurance premiums increased substantially in 2010, and the Company expects that it could be required to pay significantly higher FDIC premiums in the future.  Bank failures have significantly depleted the FDIC’s Deposit Insurance Fund and reduced the Deposit Insurance Fund’s ratio of reserves to insured deposits.  The FDIC adopted a revised risk-based deposit insurance assessment schedule on February 27, 2009, which raised deposit insurance premiums.  On May 22, 2009, the FDIC also implemented a special assessment equal to five basis points of each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009, but no more than 10 basis points times the institution’s assessment base for the second quarter of 2009, which was paid on September 30, 2009.  Additional special assessments may be imposed by the FDIC for future periods.

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

The Company’s executive officers and directors own a significant number of shares of common stock, which may allow them to control management.

As of November 30, 2012, the Company’s directors and executive officers own 98,304 shares of common stock, which equals approximately 12.09% of shares outstanding.  To the extent the Company’s directors and executive officers vote together, they will have the ability to exert significant influence over the election of the Board of Directors, as well as over policies and business affairs.

A large percentage of the Company’s shareholders are members of the Living Word Christian Center.  Together, these members of the Living Word Christian Center could become a significant shareholder voting group.

The Company has not tracked the number of shareholders who are also members of the Living Word Christian Center.  However, the Company believes that in excess of 50 percent of outstanding shares of its common stock are owned by members of the Living Word Christian Center.  Dr. William Winston, the Company’s Chairman Chief Executive Officer, and its largest single shareholder  is the Pastor of The Living Word Christian Center.  The Living Word Christian Center is not now a shareholder, and the Company is not aware of any plans on the part of the Living Word Christian Center to become a shareholder however, the members of the Living Word Christian Center could become a significant shareholder voting group if they so desired.

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

Not applicable

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

Item 4.             Mine Safety Disclosures.

 Not applicable.

PART II

Item 5.             Market Price for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)           Market Information.  The Company’s common stock is not registered under the Securities Act of 1933, as amended (the “Securities Act”).  However, the Company’s Form 10 Registration Statement pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended, went effective on January 14, 2011.  There is no established public trading market for the Company’s common stock and the Company does not expect one to develop.  No shares of common stock are subject to outstanding options or warrants.  As of December 31, 2012, a total of 770,346 shares of our common stock were issued and outstanding.

Subsequent to the year ended December 31, 2011, through the period of November 2, 2012 the Company sold a total of $900,000 Fixed Rate Cumulative Perpetual Preferred Stock, Series A par value $25,000 per share (the “Preferred Stock”) in transactions exempt from the Securities Act of 1933, as amended.  The Preferred Stock will pay cumulative dividends at a rate of 2% per year.  On April 29, 2011, the Company sold 14 shares, or a total of $350,000, of Preferred Stock to The Forest Park Plaza LLC, a company controlled by William Winston, the Company’s Chairman and Chief Executive Officer.  On June 30, 2011, the Company sold 6 shares of Preferred Stock, or $150,000 to Dr. Winston; on October 31, 2011, the Company sold 2 shares, a total of $50,000, of Preferred Stock to Dr. Winston; on February 13, 2012, the Company sold 1 share, a total of $25,000 of Preferred Stock to Dr. Winston; on April 27, 2012, the Company sold 2 shares, a total of $50,000, and on August 23, 2012, 3 shares to Dr. Winston.  On November 2, 2012, the Company sold 30 shares, a total of $750,000 to Dr. Winston.  As of November 2, 2012, there were a total of 58 shares of Preferred Stock issued and outstanding totaling $1,450,000, all of which were owned by Dr. Winston or entities controlled by him.

The Company also issued senior convertible notes that pay interest at maturity at a fixed rate of 8.00% per annum, which were issued in transactions exempt from the Securities Act of 1933, as amended.  The scheduled maturity of the notes is twelve months from the issue date and are convertible under certain circumstances into shares of common stock at a conversion ratio based upon the book value of the Company’s stock at 1.5 times the dollar amount of the debt.  The decision of whether to convert the senior convertible notes into common stock of the Company is at the option of the Company.  In 2010, certain notes were converted upon maturity at the Company’s option to 76,028 shares of the Company’s common stock.  In 2011, certain notes were converted upon maturity at the Company’s option to 4,569 shares of the Company’s common stock.  As of December 31, 2011 and 2010, the Company had $675,425 and $365,425 issued and outstanding senior convertible notes, respectively, including $565,425 and $230,425, respectively, to Dr. Winston, the Company’s Chairman and Chief Executive Officer.

During 2011, the Company issued a total of $335,000 of the senior convertible notes to Dr. Winston in a series of transactions.  As of September 30, 2012, the Company had $675,425 of its senior convertible notes issued and outstanding, including $565,425 issued and outstanding to Dr. Winston. Of the $675,425, $135,000 matured in 2012 and $540,425 will mature in 2013.  On December 6, 2012 the Company received regulatory approval from the Federal Reserve Bank of Chicago to rollover senior convertible notes set to mature on June 30, 2012, and July 1, 2012, extending the maturity dates of the existing obligations to June 30, 2013 and July 1, 2013.  Interest earned on the unconverted debentures at June 30, 2012 and July 1, 2012 totaled $10,434 and $6,000, respectively.  Moreover, all earned interest will be capitalized and added to the principal balance of the two debenture obligations totaling $130,425 and $75,000 at June 30, 2012 and July 1, 2012, respectively.  The revised principal amount and maturity dates of the debenture obligations are $140,859 and $81,000, due on June 30, 2013 and July 1, 2013, all respectively.  As of September 30, 2012, the aggregate amount of the outstanding notes is contractually convertible into shares of the Company’s common stock at maturity based upon the book value of the Company’s stock at 1.5 times the dollar amount of the debt.  Because the Company’s common shares have a negative book value, this conversion feature is currently not available.

(b)           Holders.  As of December 31, 2012, the Company had 3,002 holders of record of its common stock.

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

Not applicable.

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

Income Tax Accounting.  ASC Topic 740 provides guidance on accounting for income taxes by prescribing the minimum recognition threshold that a tax position must meet to be recognized in the financial statements.  ASC Topic 740 also provides guidance on measurement, recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As of December 31, 2011, the Company had no uncertain tax positions.  The application of income tax law is inherently complex.  Laws and regulations in this area are voluminous and are often ambiguous.  As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures.  Interpretations of, and guidance surrounding, income tax laws and regulations change over time.  As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income.

Due to the Company being in a cumulative loss position as of December 31, 2011 and 2010, a valuation allowance was recorded on the net deferred tax assets.  Realization of deferred tax assets is dependent upon sufficient future taxable income during the period for which temporary differences and carryforwards are expected to be available to reduce taxable income.  The Company has a net operating loss (“NOL”) carryforward for both Federal and Illinois.  A portion of the Federal and State NOL carryforward was acquired in 2008 and is subject to limitation under IRC §382.

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

In an effort to grow the Bank and achieve some economies of scale, the Bank issued brokered CDs totaling $7.0 million in 2011 and $11.9 million in 2010, investing the funds in loans.  As the brokered CDs have matured, the Company has refinanced these deposits primarily with jumbo CDs.  Currently, jumbo CDs are a low-cost funding option to replace the brokered deposits that were used to grow the Bank.  Long term, the Company’s funding strategy is to grow core deposits through new business development and customer relationships.

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

As of June 6, 2011, Covenant Bank must comply with the Consent Order issued by the FDIC and the IDFPR, respectively.  On August 28, 2012, the Bank was notified by the IDFPR that the Bank must increase its Tier 1 leverage capital ratio to not less than 5%.  If the Bank does not increase its Tier 1 leverage capital ratio to such level to the satisfaction of the IDFPR, then the IDFPR has authority to take additional regulatory action against the Bank.  In addition, on August 28, 2012, the Division also issued to the Bank an Order to Cease and Desist (the “Order”).  Also as previously disclosed, on November 6, 2012, the Bank was notified by the FDIC that the Bank falls within the “significantly undercapitalized” capital category.  In addition, the Bank was issued a Supervisory Prompt Corrective Action Directive (“PCA”) by the FDIC. The PCA provides that the Bank, in conjunction with the Company, must increase its capital to a level sufficient to restore the Bank to at least an “adequately capitalized” level as defined in the FDIC regulations or accept an offer to be acquired by a depository institution holding company or to combine with another insured depository institution.

Previously, the FDIC had notified the Bank that it was “critically undercapitalized.”  On November 2, and November 5, 2012, the Company injected capital in the amounts of $750,000 and $25,000, respectively, into the Bank.  With the capital infusion as of November 5, 2012, the Bank’s Tier 1 leverage capital ratio was 2.05% and the total risk based capital ratio was 4.52%.  With this capital infusion, the Bank moved from “critically undercapitalized to “significantly undercapitalized.” Note 2 to the consolidated financial statements includes a detailed review of the requirements of the documents.  Both the FDIC and the IDFPR will continually monitor the results of the Bank’s operations, including liquidity and capital, and, based on their assessment of the Bank’s ability to continue to operate in a safe and sound manner, the FDIC and the IDFPR may take further actions including assumption of control of the Bank.  Additional actions taken by the Bank’s regulators may negatively impact the Bank’s ability to continue as a going concern.

It should be noted that the Company’s Board of Directors is investigating all strategic alternatives to enhance the stability of the Company, including a capital investment, sale, strategic merger or some form of restructuring.  There can be no assurance that the Company will succeed in this endeavor and be able to comply with the new regulatory requirements.  In addition, a transaction, which would likely involve equity financing, would result in substantial dilution to the Company’s current stockholders and would likely adversely affect the price of the Company’s common stock.

Comparison of Financial Condition at December 31, 2011 and December 31, 2010

Total assets decreased $5.7 million, or 8.4% to $62.5 million as of December 31, 2011, from $68.2 million as of December 31, 2010.  The decrease in total assets was primarily due to total loans decreasing by $9.5 million, to $45.1 million at December 31, 2011, a decrease of 17.4% compared to total loans of $54.6 million reported as of December 31, 2010.  The Bank scaled back on loan production as it sought to retain capital.  Federal funds sold decreased $555,000, or 50% to $550,000 as of December 31, 2011, from $1.1 million at December 31, 2010, as higher-costing time deposits matured and were not retained and excess funds were transferred to the investment portfolio.  The aforementioned decreases in assets were offset by increases in the Company’s investment portfolio of $51,000, or 1%, to $5.28 million at December 31, 2011, from $5.23 million at December 31, 2010.  The increase in securities is the result of the Bank’s decision to move historically low-yielding federal funds sold into higher-yielding government securities, increasing the yield on the funds by over 100 basis points.  Additionally, other real estate owned (‘OREO’) increased $780,000, or 244% to $1.1 million as of December 31, 2011, from $319,000 at December 31, 2010. The increase is attributed to real estate acquired through foreclosure or deed in lieu of foreclosure representing specific assets to which the Bank has acquired legal title in satisfaction of indebtedness.

The Company’s total liabilities decreased $3.3 million, or 5.1%, to $61.5 million at December 31, 2011, from $64.8 million at December 31, 2010.  The decrease in total liabilities was primarily due to total deposits decreasing $6.2 million, or 9.8% to $56.7 million as of December 31, 2011, from $62.9 million as of December 31, 2010. The decrease in deposits was primarily due to the redemption of maturing brokered CDs.  The redemption of $4.7 million in maturing brokered CDs allowed the Bank to extend the maturities of its time deposits and lowered the cost of these funds to the Bank by over 200 basis points.  The aforementioned decreases in liabilities were offset by increases in the Company’s, Federal Home Loan Bank Advances of $2.5 million, or 200% to $3.75 million at December 31, 2011, from $1.25 million at December 31, 2010, and an increase in notes payable of $310,000, or 85% to $675,000 at December 31, 2011, from $365,000 at December 31, 2010.

Comparison of Results of Operations for the Years Ended December 31, 2011 and December 31, 2010

General.  The Company’s net loss for the year ended December 31, 2011 was $2.9 million, compared to a net loss of $1.1 million for the year ended December 31, 2010.  The increase in net loss was primarily the result of a $379,000, or 13.8% decrease in net interest margin, a $107,000, or 10.7% decrease in noninterest income and a $699,000, or 17.7% increase in noninterest expense.

Return on average assets was negative 4.50% for the year ended December 31, 2011, as compared to negative 1.63% for the year ended December 31, 2010.  Return on average shareholders’ equity was negative 133.77% and negative 31.48% for the year ended December 31, 2011 and the year ended December 31, 2010, respectively.  The negative returns were primarily due to loan loss provisions, charge-offs, valuation expenses on the OREO portfolio, and high operating expenses due to the large volume of non-accrual loans. The ratio of shareholders’ equity to total assets at December 31, 2011 and 2010 was 1.58% and 4.98%, respectively.

Interest Income.  Interest income decreased by $590,000, or 15.6% to $3.17 million for the year ended December 31, 2011, from $3.76 million for the year ended December 31, 2010.  The decrease in interest income resulted primarily from a decrease in average total interest-earning assets of $9.8 million, or 15.1% to $55.3 million at December 31, 2011, from $65.1 million at December 31, 2010. Furthermore, the average yield on interest-earning assets decreased by 21 basis points to 5.73% for the year ended December 31, 2011, from 5.94% for the year ended December 31, 2010.

Interest income on the loan portfolio was $3.1 million for the year ended December 31, 2011, compared to $3.6 million for the year ended December 31, 2010, a decrease of $509,000, or 14.1%.  The decrease was primarily due to an $8.7 million, or 15.2% decrease in average balances for the year ended December 31, 2011, and an 11 basis point decrease in the yield on the loan portfolio for the year ended December 31, 2011.

Interest income on the investment portfolio decreased $79,000, or 47% to $81,000 for the year ended December 31, 2011, a 173 basis point decrease in the yield on the portfolio as maturing securities were re-invested at market rates that have declined over the past 12 months, evidenced by a $354,000 decrease in average balances at December 31, 2011.  Interest income on federal funds sold and corporate bonds increased $2,000 to $4,000 for the year ended December 31, 2011 primarily due to a $680,000 decrease in average balances, a 44 basis point increase in yield for the year ended December 31, 2011.

Interest Expense.  Interest expense decreased $208,000, or 20.4%, to $811,000 for the year ended December 31, 2011, from $1.02 million for the year ended December 31, 2010.  The decrease was due primarily to a 19 basis point, or 12.3% decrease in the average rates paid on time deposits from 1.55% for the year ended December 31, 2010 to 1.36% for the year ended December 31, 2011.  During the year ended December 31, 2011, total average interest-bearing deposits decreased $8 million to $54.9 million, a decrease of 12.7%, from $62.9 million at December 31, 2010.  The $8 million decrease in reported time deposit balances at December 31, 2011 remained consistent with the $6 million decrease reported at December 31, 2010, and primarily was the result of the Bank’s decision to intentionally reduce its asset size in order to maintain capital to asset ratios in line with “well capitalized” standards.

In September 2009, the Company issued $792,000 in convertible debentures.  A majority of the funds received from the debentures were infused into the Bank for working capital purposes and to allow the Bank to execute its turnaround plan.  Accordingly, interest expense on borrowings increased $10,000, to $58,000 for the year ended December 31, 2011, from $48,000 for the year ended December 31, 2010.

Net Interest Income.  Net interest income increased $380,000, or 13.8%, to $2.36 million for the year ended December 31, 2011, from $2.74 million for the year ended December 31, 2010.  The decrease in net interest income resulted primarily from a $9.8 million decrease in earning assets, primarily loans.  Additionally, net interest margin decreased to 4.27% for the year ended December 31, 2011, compared to 4.38% for the year ended December 31, 2010.  The $9.8 million decrease in total average interest-earning assets coincides with the decrease of $7.9 million in average time deposit balances.

Provision for Loan Losses.  The provision for loan losses is charged to earnings to bring the total allowance for loan losses to a level management believes is adequate to cover probable credit losses in the loan portfolio.  In addition, various regulatory agencies, as an integral part of their examination processes, periodically review the allowance for loan losses and may require the Company to recognize additional provisions based on their judgment of information available to them at the time of their examination.  Provision for loan losses for the year ended December 31, 2011 totaled $1.5 million.

For the year ended December 31, 2011 and the year ended December 31, 2010, the provision for losses on loans totaled $1,528,000 and $925,000, respectively, based on management’s estimate of probable losses.

As of December 31, 2011, the Company’s total nonperforming loans were $5.4 million, compared to $4.5 million in total nonperforming loans as of December 31, 2010.  The increase in non-performing loans was driven by a number of factors, which included job losses in the communities we serve, loss of tenants and a decrease in cash flow from the rental properties that collateralize a significant portion of our loan portfolio, and increased property tax burdens of our borrowers.

The allowance for loan losses was $1.8 million, or 3.96% of total loans and 33.1% of nonperforming loans, respectively, at December 31, 2011, as compared to $1.6 million, or 2.92% of total loans and 35.52% of nonperforming loans, respectively, at December 31, 2010.  As of December 31, 2011, the Bank believed its allowance for loan losses was adequate to cover probable losses.

Other Income.  Other income decreased $107,000, or 10.70%, to $893,000 for the year ended December 31, 2011, from $1.0 million for the year ended December 31, 2010.  The decrease was primarily due to a decrease of $100,000, or 16.7% in the Department of the Treasury’s Business Enterprise Award grants (“BEA”) to $500,000 for the year ended December 31, 2011, from $600,000 awarded for the year ended December 31, 2010.  BEA grants are awarded to qualifying Community Development Financial Institutions (“CDFI”) based on lending in low to moderate income census tracts.  A $22,000 decrease in other non-interest income, attributed primarily to a $50,000 decrease in ATM fee income, offset by a $28,000 increase in OREO income primarily due to the sale of 2 properties, and $31,000 increase in gains on sale of trading assets for the year ended December 31, 2011.

Noninterest Expense.  Noninterest expense increased $700,000, or 17.7%, to $4.66 million for the year ended December 31, 2011, from $3.96 million for the year ended December 31, 2010.  The increase was primarily due to a $960,000, or 76% increase in expense on foreclosed real estate to $972,000, from $13,000 for the year ended December 31, 2010.  The increase was primarily due to the addition of 14 properties valued at $1.5 million acquired through loan foreclosure (deed in lieu) due to the continued stress the economic environment has placed on the Company’s customers; a $109,000, or 22.7% increase in legal and professional fees expense; and a $26,000 increase in data processing expense, offset by decreases in occupancy expense of $23,000, deposit insurance premium expense of $48,000 and salary and compensation expense of $224,000.  The increase in data processing expense during 2011 was based on increased volume of ATM transactions, coinciding with the Company buying out a processing contract as part of its plan to overhaul and improve its ATM processing during 2010.  The decrease in salary and employee benefits was primarily attributed to the reduction in full-year salaries and benefits of the Bank’s lending and support staff personnel from 28 full-time-equivalent employees for the year ended December 31, 2010 to 25 full-time-equivalent employees for the year ended December 31, 2011.  The decrease in deposit insurance premium expense was primarily due to a reduction in special additional assessments imposed by the FDIC.  The increase in legal and professional expense was due to the Company incurring additional fees related to Securities and Exchange Commission reporting obligations.

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

Return on average assets was negative 1.63% for the year ended December 31, 2010, as compared to negative 2.74% for the year ended December 31, 2009.  Return on average shareholders’ equity was negative 31.48% and negative 31.92% for the year ended December 31, 2010 and the year ended December 31, 2009, respectively.  The ratio of shareholders’ equity to total assets at December 31, 2010 and 2009 was 4.98% and 5.42%, respectively.

Interest Income.  Interest income increased by $337,000, or 9.8%, to $3.8 million for the year ended December 31, 2010, from $3.4 million for the year ended December 31, 2009.  The increase in interest income resulted primarily from an increase in average total interest-earning assets of $5.5 million, or 9.2%, to $65.1 million at December 31, 2010, from $59.6 million at December 31, 2009, as well as a 19-basis-point increase in the average yield.  Furthermore, the increase in interest earning assets was primarily a result of the Bank investing excess funds in short-term interest-earning investments and other assets, which provide improved liquidity to meet the Bank’s lending and capital requirements.  The average yield on interest-earning assets was 5.94% and 5.75% for 2010 and 2009, respectively.

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

Interest Expense.  Interest expense decreased $275,000, or 21.2%, to $1.0 million for the year ended December 31, 2010, from $1.3 million for the year ended December 31, 2009.  The decrease was due primarily to a 75 basis point, or 32.6%, decrease in the average rates paid on time deposits from 2.30% for the year ended December 31, 2009 to 1.55% for the year ended December 31, 2010, partially offset by a $5.2 million increase in average time deposit balances.  During the year period ended December 31, 2010, total average interest-bearing deposits increased $7.1 million to $62.9 million, an increase of 12.7%, from $55.8 million at December 31, 2009.  The $6.0 million decrease in time deposit balances was the result of the Bank’s decision to intentionally reduce its asset size in order to maintain capital to asset ratios in line with “well capitalized” standards.

Interest expense on borrowings increased $36,000, to $47,000 for the year ended December 31, 2010, from $11,000 for the year ended December 31, 2009.  In September 2009, the Company issued $792,000 in convertible debentures.  A majority of the funds received from the debentures were infused into the Bank for working capital purposes and to allow the Bank to execute its turnaround plan.

Net Interest Income.  Net interest income increased $612,000, or 33.8%, to $2.7 million for the year ended December 31, 2010, from $2.1 million for the year ended December 31, 2009.

The increase in net interest income resulted primarily from a $5.5 million increase in earning assets, primarily loans.   The increase in interest earning assets was primarily a result of the Bank investing excess funds in short-term interest-earning investments and other assets, which provide improved liquidity to meet the Bank’s lending and capital requirements.  Additionally, net interest margin widened to 4.38% for the year ended December 31, 2010, compared to 3.57% for the year ended December 31, 2009.  The $5.5 million increase in total average interest-earning assets was funded primarily by an increase of $5.2 million in average time deposit balances.

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

The allowance for loan losses was $1.6 million, or 2.93% of total loans and 35.5% of nonperforming loans, respectively, at December 31, 2010, as compared to $915,000, or 1.61% of total loans and 47.8% of nonperforming loans, respectively, at December 31, 2009.  As of December 31, 2010, the Bank believed its allowance for loan losses was adequate to cover probable losses.

Other Income.  Other income increased $221,000, or 28.4%, to $1.0 million for the year ended December 31, 2010, from $779,000 for the year ended December 31, 2009.  The increase was due mainly to a $170,000 increase in the Department of the Treasury’s Business Enterprise Award (BEA) to a total of $600,000, which are awarded to qualifying “CDFI” institutions based on lending in low to moderate income census tracts from the amount awarded in 2009, and a $57,000 increase in gains on sale of securities, partially offset by a $100,000 increase in OREO expense and a $2,000 decrease in service charge income.

Other Expense.  Other expense decreased $297,000, or 7.0%, to $3.9 million for the year ended December 31, 2010, from $4.3 million for the year ended December 31, 2009.  The decrease was due mainly to the $1.2 million goodwill impairment recorded in 2009 and a $28,000 increase in occupancy expense.  These were offset by increases in data processing expense of $34,000, salary and compensation of $164,000, deposit insurance premiums of $167,000, other expenses of $242,000 and professional fees of $254,000 in 2010.  The increase in data processing expense was the result of the Company buying out a processing contract as part of its plan to improve its ATM processing during 2010.  The increase in salary and compensation was the result of the full-year salaries and benefits of lending personnel hired in 2009 as the loan portfolio grew.  The increase in deposit insurance premiums was primarily due to the increase in deposit balances, as well as the FDIC raising the assessment rates to all banks.  The increase in other expenses was due to consultants and charge-offs.  The increase in professional fees was due to the Company incurring additional fees related to Securities and Exchange Commission reporting obligations and the creation of a capital restoration plan.

Income Taxes Expense (Benefits).  Because the Bank and the Company have incurred losses, and remain in a loss position, the Bank and the Company have established a valuation allowance for the entire net deferred tax asset balance.

Average Balances, Net Interest Income and Rates:

The following table sets forth the average balances, net interest income, and expenses and average yields for interest-earning assets and interest-bearing liabilities for the indicated periods.  No tax equivalent adjustments were made because the Company does not receive tax-exempt income.  All average balances are daily average balances.  Non-accruing loans have been included in the table as loans carrying a zero yield.  Included in loan interest income are loan fees of $49,000 and $73,000 for the periods ended December 31, 2011 and 2010, respectively.

	As of and for the year ended December 31,
	2011			2010
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
	(dollars in thousands)
Interest-Earning Assets:
Federal funds sold and corporate bonds	$585	$3	0.53%	$1,266	$2	0.16%
Interest-bearing deposits with other institutions	358	14	3.96%	443	20	4.51%
Securities – taxable	5,641	67	1.19%	5,910	140	2.37%
Loans
Construction	975	46	4.74%	2,663	178	6.68%
Commercial	663	39	5.89%	717	54	7.53%
Real estate	46,728	2,989	6.40%	53,662	3,347	6.44%
Consumer	399	16	4.02%	458	20	4.37%
Total loans	48,764	3,090	6.34%	57,500	3,599	6.45%
Total interest-earning assets	$55,348	$3,174	5.73%	$65,119	$3,761	5.94%

	As of and for the year ended December 31,
	2011			2010
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
	(dollars in thousands)
Interest-Bearing Liabilities:
Deposits
NOW & money market	$7,182	$35	0.49%	$6,588	$31	0.47%
Savings	8,926	57	0.64%	9,271	58	0.63%
Time deposits of less than $100,000	18,611	51	0.27%	28,628	64	0.22%
Time deposits of $100,000 or more	20,249	605	2.99%	18,419	819	4.45%
Total deposits	54,967	747	1.36%	62,906	972	1.55%
Borrowings	625	64	10.24%	626	47	7.51%
Total interest-bearing liabilities	$55,592	$811	1.46%	$63,532	$1,019	1.60%
Net Interest Income		$2,363			$2,742
Net Interest Rate Spread (1)			4.28%			4.34%
Net Interest Margin (2)			4.27%			4.21%
(1) Net interest rate spread represents the difference between the yield on average interest-earning assets and the average cost of interest-bearing liabilities.
(2) Net interest margin represents net interest income divided by average interest-earning assets.

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

	As of and for the year ended December 31,			As of and for the year ended December 31,
	2011 vs. 2010			2010 vs. 2009
	Increase (Decrease) Due To:			Increase (Decrease) Due To:
	Total Yield/Rate	Volume	Total Increase (Decrease)(1)	Total Yield/Rate	Volume	Total Increase (Decrease)
	(dollars in thousands)
Interest-Earning Assets:
Federal funds sold	$5	$(4)	$1	$-	$(2)	$(2)
Interest-bearing deposits with other institutions	(2)	(3)	(6)	4	(2)	2
Securities – taxable	(70)	(3)	(73)	(114)	44	(70)
Loans
Commercial	(12)	(3)	(15)	25	50	(25)
Real estate	(75)	(524)	(490)	116	434	550
Consumer	(2)	(2)	(4)	(5)	(4)	(9)
Total loans	(88)	(529)	(509)	136	380	516
Total interest-earning assets	$(156)	$(539)	$(586)	$26	$420	$446

	As of and for the year ended December 31,			As of and for the year ended December 31,
	2011 vs. 2010			2010 vs. 2009
	Increase (Decrease) Due To:			Increase (Decrease) Due To:
	Total Yield/Rate	Volume	Total Increase (Decrease)(1)	Total Yield/Rate	Volume	Total Increase (Decrease)
	(dollars in thousands)
Interest-Bearing Liabilities:
Deposits
Money market & NOW	$1	$3	$4	$(5)	$9	$(4)
Savings	1	(2)	(1)	(1)	4	3
Time deposits of less than $100,000	14	(27)	(13)	(58)	8	(50)
Time deposits of $100,000 or more	(269)	55	(214)	(449)	181	(268)
Total deposits	(253)	28	(225)	(513)	202	(319)
Borrowings	17	(0)	17	20	16	36
Total interest-bearing liabilities	$(236)	$28	$(208)	$(493)	$218	$(283)
Change in Net Interest Income	$80	$(567)	$(379)	$519	$202	$729

Recent Accounting Pronouncements

Refer to Note 2 of our consolidated financial statements for a description of recent accounting pronouncements, including the respective dates of adoption and effects on results of operations and financial condition.

Impact of Inflation and Changing Prices

The financial statements and related financial data presented in this Annual Report on Form 10-K regarding the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, which generally require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation.  Unlike most industrial companies, virtually all the Company’s assets and liabilities are monetary in nature.  As a result, changes in market interest rates have a greater impact on performance than the effects of inflation.

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

The Company’s primary sources of liquidity are deposits, advances from the Federal Home Loan Bank, amortization and prepayment of loans, maturities of investment securities and other short-term investments, and earnings and funds provided from operations.  While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Bank sets interest rates on deposits to maintain a desired level of deposits.  In addition, the Bank invests excess funds in short-term interest-earning investments and other assets, which provide liquidity to meet lending requirements.  Short-term interest-earning deposits with the Federal Home Loan Bank of Chicago amounted to approximately $17,000 at December 31, 2011 and $3,000 at December 31, 2010.  For additional information about cash flows from operating, financing and investing activities, see Consolidated Statements of Cash Flows included in the consolidated financial statements.

A significant portion of the Bank’s liquidity consists of securities classified as available-for-sale and cash and cash equivalents, which are a product of our operating, investing and financing activities.  Our primary sources of cash are principal repayments on loans and increases in deposit accounts, along with advances from the Federal Home Loan Bank of Chicago.

Liquidity management is both a daily and long-term function of the Company’s management.  If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Chicago and the Federal Reserve Bank of Chicago.  At December 31, 2011 and 2010, we had $3.8 million and $1.3 million, respectively, in advances from the Federal Home Loan Bank of Chicago.

At December 31, 2011 and 2010, the Company had outstanding loan commitments of $145,000 and $1,091,000, respectively.  This amount does not include the unfunded portion of loans in process.  At December 31, 2011 and 2010, certificates of deposit scheduled to mature in less than one year totaled $9.8 million and $18.7 million.  Based on prior experience, management believes that a significant portion of such non-brokered deposits will remain with us, although there can be no assurance that this will be the case.  The brokered deposits scheduled to mature, which cannot be renewed, in 2012 total approximately $4.9 million as of December 31, 2011.  In addition, the cost of such deposits may be significantly higher upon renewal in a rising interest rate environment.

Capital.  The Company is pursuing additional capital.  Immediate capital is needed as the ongoing viability of the Company is threatened.  The Company is currently seeking investment to be able to inject additional capital in the Bank to meet the requirements of the various regulatory directives; however, no assurances can be made that such efforts will be successful.  On May 31, 2010, the Company received shareholder approval to authorize and issue up to 1,000,000 shares of preferred stock and up to 9,000,000 additional shares of common stock.  As of December 31, 2011, the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A issued and outstanding totaled 22 in the amount of $550,000.  As of November 2, 2012, the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A issued and outstanding totaled 58 shares or $1,450,000.  Furthermore, a total of 4,569 shares of common stock were issued during the period ended December 31, 2011 totaling $28,000 in exchange for matured senior convertible notes.  Furthermore, the regulatory directives issued by the FDIC and IDFPR restricts the taking of dividends or any other payment representing a reduction of capital from the Bank, without prior approval of the FDIC.

The  Federal Deposit Insurance Corporation (the “FDIC”) and the IDFPR entered into a final joint Consent Order on June 6, 2011.  Pursuant to the Consent Order, among other things, the Bank has agreed to achieve and maintain a Tier 1 capital to total assets ratio of at least 9% and a total risk-based capital ratio of at least 13%.  As of December 31, 2011, the Bank’s Tier 1 leverage capital to total assets ratio was 2.42%, compared to 4.81% as of December 31, 2010, and the total risk-based capital ratio was 5.20% as of December 31, 2011, compared to 9.37% as of December 31, 2010.  Furthermore, as of September 30, 2012, the Bank’s Tier 1 leverage capital to total assets ratio was 1.06% compared to 3.32% as of September 30, 2011, and the total risk-based capital ratio was 2.95% as of September 30, 2012 as compared to 6.17% as of September 30, 2011.  As of September 30, 2012, these ratios were below the significantly undercapitalized level set by the federal bank regulators as well as below the levels set by the Consent Order.

Off-Balance-Sheet Arrangements

Commitments.  As a financial services provider, the Bank routinely enters into commitments to extend credit, including loan commitments, standby and commercial letters of credit.  While these contractual obligations represent future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon.  Such commitments are subject to the same credit policies and approval process accorded to loans made by the bank.

Contractual Obligations.  In the ordinary course of operations, the bank enters into certain contractual obligations.  Such obligations include the funding of operations through debt issuances, operating leases for premises and equipment, as well as capital expenditures for new premises and equipment.

The following table summarizes our significant contractual obligations and other potential funding needs at December 31, 2011:

	December 31, 2011
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(in thousands)
Operating leases	$79	$30	$9	$-	$118
Commitments to extend credit	26	-	-	-	26
Unfunded commitments under lines of credit	-	-	120	-	120
Letters of credit	-	-	-		-
Notes issued	675	-	-	-	675
Total	$780	$30	$129	$-	$939

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

Interest rate sensitivity varies with different types of interest-earning assets and interest-bearing liabilities.  Overnight federal funds on which rates change daily and loans that are tied to prime or other short-term indices differ considerably from long-term investment securities and fixed-rate loans.  Similarly, time deposits are much more interest-sensitive than savings accounts.  The shorter-term interest rate sensitivities are key to measuring the interest sensitivity gap or excess interest-earning assets over interest-bearing liabilities.  Management of interest sensitivity involves matching re-pricing dates of interest-earning assets with interest-bearing liabilities in a manner designed to optimize net interest income within the limits imposed by the Company’s Board of Directors, liquidity determinations and capital considerations.  The following Interest Rate Sensitivity Gaps table sets forth the earliest repricing distribution of the Bank’s interest-earning assets and interest-bearing liabilities at December 31, 2011, the Bank’s interest rate sensitivity gap ratio (i.e., excess of interest rate-sensitive liabilities over interest rate-sensitive assets, divided by total assets) and the Bank’s cumulative interest rate sensitivity gap ratio.  For purposes of the table, except for savings deposits, an asset or liability is considered rate-sensitive within a specified period when it matures or could be re-priced within such period in accordance with its contractual terms.  At December 31, 2011, a liability-sensitive position is maintained on a cumulative basis through one year of -9.53%, compared to an asset-sensitive position maintained through one year of 6.59% at December 31, 2010.  Generally, because of the negative excess position of the Bank; in shorter time frames, the Bank can anticipate that decreases in market rates will have a negative impact on the net interest income, while increases will have the opposite effect.  Management has minimized the impact by shifting excess funds to commercial loan originations that are fixed for at least five years and by reducing the interest rates it pays on interest-bearing deposit products.

Generally, during a period of rising interest rates, a negative gap within shorter maturities adversely affects net interest income, while a positive gap within shorter maturities would result in an increase in net interest income, and during a period of falling interest rates, a negative gap within shorter maturities would result in an increase in net interest income, while a positive gap within shorter maturities would have the opposite effect.

The following table sets forth the static rate-sensitivity analysis of the Company as of December 31, 2011:

	Interest rate sensitivity gaps as of December 31, 2011
(Dollars in Thousands)	3 months or less	Over 3 through 12 months	Over 1 year through 3 years	Over 3 years through 5 years	Over 5 years	Cumulative
Interest-sensitive assets:
Interest bearing deposits	$-	$-	$-	$-	$-	$-
Federal funds sold	550	-	-	-	-	550
Investment securities	2,625	2,050	601	-	-	5,276
Loans	9,068	16,258	18,208	1,358	178	45,070
Total interest-sensitive assets:	$12,243	$18,308	$18,809	$1,358	$178	$50,896
Cumulative totals	12,243	30,551	49,360	50,718	50,896
Interest-sensitive liabilities:
Interest checking accounts	$2,077	$-	$2,077	$-	$-	$4,154
Savings accounts	4,382	-	4,382	-	-	8,764
Money market deposits	1,040	-	1,040	-	-	2,080
Time deposits	5,843	17,584	11,117	794	-	35,338
Short-term borrowings	3,750	675	-	-	-	4,425
Total interest-sensitive liabilities:	$17,092	$18,259	$18,616	$794	$-	$54,761
Cumulative totals	17,092	35,351	53,967	54,761	54,761
Interest Sensitivity Gap	$(4,849)	$49	$193	$564	$178
Cumulative Gap	$(4,849)	$(4,800)	$(4,607)	$(4,043)	$(3,865)
Cumulative Gap/Total Earning Assets	-9.63%	-9.53%	-9.15%	-8.03%	-7.68%

For purpose of the gap analysis, 50% of such deposits (savings, MMDA and NOW), which do not have definitive maturity dates and do not readily react to changes in interest rates have been placed in longer repricing intervals versus immediate repricing time frames, making the analysis more reflective of the Bank’s historical experience.

The table above shows a negative (liability-sensitive) interest rate-sensitivity gap for all categories: 3 months or less, over 3 through 12 months, over 1 year through 3 years, over 3 years through 5 years and over 5 years.  The negative gaps result from having more liabilities subject to repricing during that particular time period than assets subject to repricing during the same time period.  Furthermore, on a cumulative basis, which assumes that as assets and liabilities are repriced, they are either retained in the same category or replaced by instruments with similar characteristics, the gap is liability-sensitive in all categories.  The Company’s cumulative asset-sensitive gap structure in the 1 year category (which is the time frame the Company devotes most of its attention to in its funds management function) will allow net interest margin to grow if interest rates increase during that time frame, as yields on interest-earning assets would increase at a faster pace than the costs on interest-bearing liabilities.  The difference, or the interest rate repricing “gap,” provides an indication of how the Company’s interest rate spread will be affected by changes in interest rates.

While using the interest sensitivity gap analysis is a useful management tool, as it considers the quantity of assets and liabilities subject to repricing in a given time period, it does not consider the relative sensitivity to market interest rate changes that is characteristic of various interest rate-sensitive assets and liabilities.  Consequently, even though the Bank currently has a negative gap position because of unequal sensitivity of these assets and liabilities, management believes this position will not materially impact earnings in a changing rate environment.  For example, management believes that changes in the prime rate on variable commercial loans may not result in an equal change in the rate of money market deposits or short-term certificates of deposit.  A simulation model is therefore used to estimate the impact of various changes, both upward and downward, in market interest rates and volumes of assets and liabilities on the net income of the Bank.  The calculated net interest income or “earnings” at risk at December 31, 2011 and 2010 is as follows:

	December 31, 2011
	-300	-200	-100	-50	+50	+100	+200	+300
	(dollars in thousands)
Dollar Change	$(563)	$(385)	$(184)	$(92)	$27	$66	$153	$243
Percentage Change	-21.8%	-14.9%	-7.1%	-3.6%	1.0%	2.6%	5.9%	9.4%

	December 31, 2010
	-300	-200	-100	-50	+50	+100	+200	+300
	(dollars in thousands)
Dollar Change	$(806)	$(447)	$(139)	$(38)	$40	$66	$121	$185
Percentage Change	-24.1%	-13.4%	-4.1%	-1.1%	1.2%	2.0%	3.6%	5.5%

The estimated impact to our net interest income over a one-year period is reflected in dollar terms and percentage change.  As an example, this table illustrates that if there had been an instantaneous parallel shift in the yield curve of +100 basis points on December 31, 2011, net interest income would increase by $66,000, or 2.6 percent, over a one-year period.

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

Item 8.             Financial Statements and Supplementary Data.

Contents

Report of Independent Registered Public Accounting Firm	60

Consolidated Financial Statements

Consolidated Balance Sheet	61

Consolidated Statement of Operations	62

Consolidated Statement of Comprehensive Income	63

Consolidated Statement of Statement of Shareholders’ Equity	64

Consolidated Statement of Cash Flows	65 - 66

Notes to the Financial Statements	67 - 98

Report of Independent Registered Public Accounting Firm

Board of Directors
Covenant Bancshares, Inc. and Subsidiary
Forest Park, Illinois

We have audited the accompanying balance sheet of Covenant Bancshares, Inc. and Subsidiary as of December 31, 2011, and the related statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Covenant Bancshares, Inc. and Subsidiary at December 31, 2011, and the results of its operations and its cash flows for the year ended December 31, 2011, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and the Company’s subsidiary Bank does not meet its minimum capital requirements established by the Federal Deposit Insurance Corporation and the Illinois Department of Financial and Professional Regulation.  The Company’s Board of Directors is evaluating all strategic options to raise additional capital.  Failure to meet the capital requirements exposes the Company’s Banking Subsidiary to regulatory sanctions including mandatory asset dispositions or seizure.  These matters raise substantial doubt about its ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Wipfli LLP
Wipfli LLP

February 12, 2013
Oak Brook, Illinois

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Covenant Bancshares, Inc. and Subsidiary
Forest Park, Illinois

We have audited the accompanying consolidated balance sheet of Covenant Bancshares, Inc. and Subsidiary (the Company) as of December 31, 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Covenant Bancshares, Inc. and Subsidiary as of December 31, 2010 and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, at December 31, 2010, the Company’s regulatory capital amounts and ratios are below the level required per the June 6, 2011 Consent Order issued by the Federal Deposit Insurance Corporation.  The Company has also suffered recurring losses from operations.  Failure to meet the capital requirements exposes the Company to regulatory sanctions that may include restrictions on operations and growth, mandatory asset dispositions, and seizure of the Company.

/s/ McGladrey LLP
/McGladrey LLP/

Schaumburg, Illinois
May 30, 2012

Covenant Bancshares, Inc. and Subsidiary

Consolidated Balance Sheets
December 31, 2011 and 2010

	2011	2010
	(in thousands, except share and per share data)
Assets
Cash and due from banks	$8,205	$3,803
Federal funds sold	550	1,105
Interest-bearing deposits in banks	17	201
Securities available for sale	5,276	5,225
Federal Home Loan Bank Stock, at cost	439	439
Loans, net of allowance for loan losses of $1,783 and $1,595	43,162	52,812
Premises and equipment, net	2,614	2,739
Other real estate owned	1,097	319
Intangible assets	211	277
Prepaid FDIC insurance assessment	346	526
Accrued interest receivable and other assets	573	793
Total assets	$62,490	$68,239

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$6,349	$6,922
Interest-bearing	50,336	55,959
Total deposits	56,685	62,881

Notes payable	675	365
Federal Home Loan Bank advances	3,750	1,250
Dividends payable	2	-
Accrued interest payable and other liabilities	391	342
Total liabilities	61,503	64,838

Commitments, Contingencies and Credit Risk (See Note 12)
Stockholders' equity
Preferred Stock, $25,000 par value; 200 and 0 shares authorized with 22 and 0 shares issued and outstanding	550	-
Common stock, $4.50 par value; 10,000,000 shares authorized with 770,346 and 765,777 shares issued and outstanding	3,466	3,444
Additional paid-in capital	4,065	4,059
Accumulated deficit	(7,089)	(4,155)
Accumulated other comprehensive (loss) income	(5)	53
Total stockholders’ equity	987	3,401

Total liabilities and stockholders’ equity	$62,490	$68,239

See Notes to Consolidated Financial Statements.

Covenant Bancshares, Inc. and Subsidiary

Consolidated Statements of Operations
Years Ended December 31, 2011 and 2010

	2011	2010
	(in thousands, except share and per share data)
Interest and dividend income:
Loans, including fees	$3,090	$3,599
Securities - taxable	84	160
Federal Funds sold and other	-	2
Total interest and dividend income	3,174	3,761

Interest expense:
Deposits	747	972
Borrowings	64	47
Total interest expense	811	1,019

Net interest income	2,363	2,742

Provision for loan losses	1,528	925

Net interest income after provision for loan losses	835	1,817

Noninterest income:
Service charges on deposit accounts	173	192
Gain on sale of securities	60	57
Gain on value of trading assets	31	-
Bank Enterprise Award grant	500	600
Other	129	151
	893	1,000
Noninterest expenses:
Salaries and employee benefits	1,423	1,647
Occupancy and equipment expense	478	501
Data processing	274	248
Legal and professional fees	589	480
Other intangibles amortization	66	66
FDIC insurance expense	191	239
Expenses on foreclosed real estate	972	13
Other	669	769
	4,662	3,963
Net loss before income taxes	(2,934)	(1,146)

Income taxes	-	-

Net loss	$(2,934)	$(1,146)

Losses per share - basic	$(3.83)	$(1.58)
Weighted average shares outstanding - basic	767,300	724,471
Losses per share - diluted	$(3.83)	$(1.58)
Weighted average shares outstanding - diluted	767,300	724,471

See Notes to Consolidated Financial Statements.

Covenant Bancshares, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income
Years Ended December 31, 2011 and 2010

(in thousands, except share and per share data)	2011	2010
Net loss	$(2,934)	$(1,146)
Other comprehensive income:
Unrealized (loss) gain on securities available for sale arising during period	(58)	52
Comprehensive loss	$(2,992)	$(1,094)

See Notes to Consolidated Financial Statements.

Covenant Bancshares, Inc. and Subsidiary

Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2011 and 2010

(in thousands, except share and per share data)	Shares of Preferred Stock	Preferred Stock	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total
Balance, January 1, 2010	-	-	689,749	$3,104	$3,783	$(3,009)	$1	$3,879
Issuance of 76,028 shares of common stock, net of issuance cost of $2			76,028	340	276			616
Comprehensive loss:
Net loss						(1,146)		(1,146)
Unrealized gain on securities available for sale							52	52
Total comprehensive loss								(1,094)
Balance, December 31, 2010	-	-	765,777	$3,444	$4,059	$(4,155)	$53	$3,401
Issuance of 22 shares of preferred stock par value $25,000	22	$550						550
Conversion of debt to 4,569 shares of common stock on 8/31/11			4,569	22	6			28
Comprehensive loss:
Net loss						(2,934)		(2,934)
Unrealized loss on securities available for sale							(58)	(58)
Total comprehensive loss								(2,992)
Balance, December 31, 2011	22	$550	770,346	$3,466	$4,065	$(7,089)	$(5)	$987

See Notes to Consolidated Financial Statements.

Covenant Bancshares, Inc. and Subsidiary

Consolidated Statements of Cash Flows
Years Ended December 31, 2011 and 2010

(in thousands, except share and per share data)	2011	2010

Cash Flows from Operating Activities
Net loss	$(2,934)	$(1,146)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	231	278
Provision for loan losses	1,528	925
Provision for deferred income taxes
Net (accretion) amortization of securities	45	(34)
Gain on sale of available for sale securities	(60)	(57)
Amortization of prepaid FDIC insurance premiums	180	234
Valuation reserves on other real estate owned	736	-
Loss on sale of other real estate owned	6	-
Amortization of intangible assets	66	66
Change in assets and liabilities:
Accrued interest receivable	12	(200)
Other assets	208	-
Accrued interest payable and other liabilities	51	(1)
Net cash provided by operating activities	69	65

Cash Flows from Investing Activities
Securities available for sale:
Purchases of securities available for sale	(4,367)	(6,280)
Proceeds from maturities, prepayments and calls of securities available for sale	4,273	1,600
Securities held to maturity:
Purchases of securities held to maturity	-	-
Proceeds from maturities, prepayments and calls of securities	-	3,938
Proceeds from the sale of other real estate owned	19	-
Net decrease in loans	6,583	1,845
Net decrease in federal funds sold	555	1,603
Net decrease in interest-bearing deposits in banks	184	258
Purchases of premises and equipment	(106)	(110)
Net cash provided by investing activities	7,141	2,854

Covenant Bancshares, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Continued)
Years Ended December 31, 2011 and 2010

	2011	2010
Cash Flows from Financing Activities
Proceeds from issuance of prefered stock	550	-
Proeceeds from FLHB advances	2,500	1,131
Net decrease in deposits	(6,196)	(3,680)
Proceeds from issuance of common stock	-	-
Proceeds from notes payable	338	189
Net cash used in financing activities	(2,808)	(2,360)
Net change in cash and cash due from banks	4,402	559
Cash and cash equivalents:
Beginning	3,803	3,244
Ending	$8,205	$3,803

Supplemental Disclosures of Cash Flow Information

Cash paid during period for:
Interest	$797	$1,061

Supplemental Schedule of Noncash Investing and Financing Activities
Real estate acquired through or in lieu of foreclosure	$1,539	$319
Notes payable and accrued interest converted to common stock	28	616

See Notes to Consolidated Financial Statements.

Covenant Bancshares, Inc.

Notes to the Financial Statements

Note 1.         Regulatory Actions, Liquidity, and Going Concern Considerations

As a result of the deepening problems related to our loan portfolio and our current financial condition, Covenant Bancshares, Inc. (“CBI” or the “Company”) announced on June 6, 2011 that, in coordination with, and at the request of, both the Federal Deposit Insurance Corporation (the “FDIC”) and the Illinois Department of Financial and Professional Regulation (the “IDFPR”), its wholly owned subsidiary, Covenant Bank (the “Bank”), entered into a Consent Order (the “Order”) with the FDIC and IDFPR.  The Order (the “Regulatory Agreements”) contain a list of strict requirements ranging from a capital directive, which requires the Bank to achieve and maintain minimum regulatory capital levels (in excess of the statutory minimums to be classified as well-capitalized) to developing a Liquidity plan.

While the Company intends to take such actions as may be necessary to enable the Bank to comply with the requirements of the Regulatory Agreements, there can be no assurance the Bank will be able to comply fully with the provisions of the Regulatory Agreements, or that compliance with the Regulatory Agreements, particularly the regulatory capital requirements, will not have material and adverse effects on the operations and financial condition of the Company and the Bank.  Any material failure to comply with the provisions of the Regulatory Agreements could result in further enforcement actions by both the FDIC and the IDFPR, or the placing of the Bank into conservatorship or receivership.

Regulatory Actions - Written Agreement

The Agreement with the FDIC and IDFPR restricts the taking of dividends or any other payment representing a reduction in capital from the Bank, without the prior approval of the FDIC.  The Agreement also requires the Bank to develop a capital plan by July 30, 2011, which shall address, among other things, the Bank’s current and future capital requirements, compliance with minimum capital ratios and the source and timing of additional funds necessary to meet future capital requirements.  Notice would be required regarding the appointment of any new director or senior executive officer.  Finally, the Board of Directors of the Company is required to submit written progress reports to the FDIC within 30 days after the end of each fiscal quarter.

Consent Order

The Order with the FDIC and the IDFPR requires the Bank, among other things,

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

Covenant Bancshares, Inc.

Notes to the Financial Statements

Note 1.         Regulatory Actions, Liquidity, and Going Concern Considerations (Continued)

On August 28, 2012, the Bank was notified by the Illinois Department of Financial and Professional Regulation, Division of Banking (the “Division”) that the Bank must increase its Tier 1 leverage capital ratio to not less than 5%.  If the Bank does not increase its Tier 1 leverage capital ratio to such level to the satisfaction of the Division, then the Division has authority to take additional regulatory action against the Bank.  As of September 30, 2012, the Bank’s reported Tier 1 leverage capital ratio was 1.06%, which is considered to be impaired and inadequate by the Division.

In addition, on August 28, 2012, the Division also issued to the Bank an Order to Cease and Desist (the “Order”).  The Order provides the Bank must: (i) Cease and desist from soliciting or knowingly accepting any uninsured deposits, (ii) make contact with each account holder and discuss methods of restructuring or retitling accounts that would eliminate any uninsured deposits and (iii) submit to the Division each Friday during the life of the Order, or at any other time as the Division may request, a written uninsured deposit report, including the total uninsured deposit amount, the identity of each depositor maintaining any uninsured deposit and the amount of each depositor’s uninsured deposit.

On November 6, 2012, the Bank was notified by the FDIC that the Bank falls within the “critically undercapitalized” capital category.  The Bank was issued a Supervisory Prompt Corrective Action Directive (“PCA”) by the FDIC. The PCA provides that the Bank, in conjunction with the Company, must increase its capital to a level sufficient to restore the Bank to at least an “adequately capitalized” level as defined in the FDIC regulations or accept an offer to be acquired by a depository institution holding company or to combine with another insured depository institution.

The Company continues to explore various strategic alternatives, including a recapitalization by third parties that would result in a change in control. A recapitalization would most probably result in a substantial dilution to the Company’s current stockholders and could adversely affect the value of the Company’s common stock. The Company can give no guarantee that it will be able to comply with the PCA. If the Bank is unable to satisfy the requirements of the PCA, then the FDIC has authority to take additional regulatory action against the Bank.

As of September 30, 2012, the Bank’s Tier 1 capital to total assets ratio was 1.67% as compared to 4.89% as of September 30, 2011, and the total risk-based capital ratio was 2.95% as of September 30, 2012 as compared to 6.17% as of September 30, 2011.  As of September 30, 2012, these ratios were below the “critically undercapitalized” level set by the federal bank regulators as well as below the levels set by the Consent Order.  On November 2, 2012 and November 5, 2012, the Company injected capital in the amounts of $750,000 and $25,000, respectively, into the Bank. With the capital infusions, as of November 5, 2012, the Bank’s Tier 1 leverage capital ratio was 2.05% and the total risk-based capital ratio was 4.52%.  With this capital infusion, the Bank moved from “critically undercapitalized” to “significantly undercapitalized.”

An immediate capital infusion is needed as the ongoing viability of the Company and the Bank is threatened. To the extent the Bank’s loan losses and operating losses exceed its capital, the Bank could be found insolvent. Even before all of the Bank’s capital might be depleted, the IDFPR could find the Bank’s capital to be impaired, and as a result, place the Bank in receivership. Without a capital infusion that would return the Bank’s Tier 1 leverage capital ratio to at least 4% in the near term, the IDFPR may determine the capital of the Bank to be impaired. The FDIC could also take further administrative action should the Bank not be successful in returning to the “adequately capitalized” level.  If the Bank is not successful in reversing the continued deterioration in its financial condition, the Bank will likely be placed into receivership by the IDFPR, with the FDIC appointed as receiver. If the Bank is placed in receivership, the Company would suffer a complete loss of the value of its ownership interest in the Bank. Any such event would result in a loss of all or substantially all of the value of the Company’s outstanding securities, including its common stock.

Covenant Bancshares, Inc.

Notes to the Financial Statements

Note 1.         Regulatory Actions, Liquidity, and Going Concern Considerations (Continued)

Any material failure to comply with the provisions of the Consent Order and the PCA, including a failure to achieve the capital ratios required, could result in additional enforcement actions by the FDIC as allowed by 12 U.S.C. §1818 and the IDFPR. There can be no assurance that the Bank will be able to comply fully with the provisions of the Consent Order, or that efforts to comply with the Consent Order will not have adverse effects on the results of operations and financial condition of the Company and the Bank. Nor can there be any assurance that the Company will be able to raise the capital necessary to enable the Bank to continue its operations.

GOING CONCERN

The bank is suffering from the extraordinary effects of what may ultimately be the worst economic downturn since the Great Depression.  The effects of the current environment are being felt across many industries, with financial services and residential real estate being particularly hard hit.  The Bank, with a portfolio consisting primarily of single-family rental property loans has seen a rapid and precipitous decline in the value of the collateral securing our loan portfolio.  Thus, we are experiencing significant loan quality issues.  The Company reported a net loss of $2,900,000 and $1,100,000 for the years ended December 31, 2011 and 2010, respectively; primarily the result of significant increases in the provision for credit losses.  The impact of the current financial crisis in the U.S. and abroad is having far-reaching consequences and it is difficult to say at this point when the economy will begin to recover.  As a result, we cannot assure you that we will be able to resume profitable operations in the near future, or at all.

Significant additional sources of capital will be required to continue operations through 2012 and beyond.  The Company’s Board of Directors has formed a Strategic Planning Committee. There can be no assurance that the Company will succeed in this endeavor and be able to comply with the new regulatory requirements.  In addition, a transaction, which would likely involve equity financing, would result in substantial dilution to our current stockholders and could adversely affect the price of our common stock.  If the Company does not comply with the new capital requirements contained in the Order, the regulators may take additional enforcement action against the holding company and the Bank.

It remains to be seen if those efforts will be successful, either on a short-term or long-term basis.  As a result of our financial condition, our regulators are continually monitoring our liquidity and capital adequacy.  Based on their assessment of our ability to continue to operate in a safe and sound manner, our regulators may take other and further actions, including placing the Bank into conservatorship or receivership, to protect the interests of depositors insured by the Federal Deposit Insurance Corporation.

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

Note 2.         Summary of Significant Accounting Policies

Basis of financial statement presentation:  The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and includes the accounts of Covenant Bancshares, Inc. (the "Company") and its wholly-owned subsidiary, Covenant Bank (the "Bank"). All significant intercompany balances and transactions have been eliminated in consolidation.

Significant Group Concentrations of Credit Risk:  Most of the Bank’s activities are with customers located in the Chicago, Illinois.  Note 4 discusses the types of securities that the Bank invests in.  Note 5 discusses the types of lending that the Bank engages in.

Covenant Bancshares, Inc.

Notes to the Financial Statements

Note 2.         Summary of Significant Accounting Policies (Continued)

Nature of Operations:  The Company provides a variety of financial and other banking services to individuals and small businesses through its office in Chicago, Illinois. The Company is subject to competition from other financial institutions and non-financial institutions providing financial products and services. The Company is also subject to the regulations of certain regulatory agencies and undergoes periodic examinations by those regulatory agencies.

Use of Estimates:  In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, fair values of financial instruments and the valuation of deferred tax assets.

Presentation of Cash Flows:  For purposes of the statement of cash flows, cash and due from banks include cash on hand and balances due from banks.  Cash flows from loans originated by the Company and deposits are reported net.

Interest-Bearing Deposits in Banks:  Interest-bearing deposits in banks mature within one year and are carried at cost.

Securities:  Debt securities are classified as held to maturity and carried at amortized cost when management has the positive intent to hold them to maturity.  Debt securities are classified as available for sale when they might be sold before maturity.  Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income (loss), net of tax.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Declines in the fair value of individual securities available for sale below their amortized cost that are determined to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and whether it is more likely than not to sell the security before recovery of its cost basis.  If they intend to sell an impaired security, the Company records an other-than-temporary loss in an amount equal to the entire difference between the fair value and amortized cost.  If the Company does not intend to sell the security, only the credit portion of the estimated loss is recognized in earnings with the other portion recognized in other comprehensive income.

Trading Assets:  The Company engages in trading activities for its own account.  Assets classified as trading represent investments in precious metals that are held principally for resale and recorded in other assets at fair value with changes in fair value recorded in earnings.  Interest and dividends are included in net interest income.

Profit Sharing Plan:  The Bank has a 401(k) plan in which certain contributions are non-discretionary and based on the amount participating employees contribute to the plan.  The Bank makes additional contributions at the discretion of the Board of Directors.

Federal Home Loan Bank Stock:  The Bank, as a member of the Federal Home Loan Bank of Chicago (the “FHLB”), is required to maintain an investment in capital stock of the FHLB.  The stock does not have a readily determinable fair value as ownership is restricted and it lacks a ready market.  As a result, this stock is carried at cost and evaluated periodically for impairment.

Covenant Bancshares, Inc.

Notes to the Financial Statements

Note 2.                 Summary of Significant Accounting Policies (Continued)

The Bank views its investment in the stock of the FHLB Chicago as a long-term investment.  Accordingly, when evaluating for impairment, the value is determined based on the ultimate recovery of the par value rather than recognizing temporary declines in value.  The decision of whether impairment exists is a matter of judgment that should reflect the investor’s view on the FHLB Chicago’s long-term performance, which includes factors such as its operating performance, the severity and duration of declines of the market value of its net assets relative to its capital stock amount, it commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance, the impact of legislative and regulation changes on the FHLB Chicago and accordingly, on the members of FHLB Chicago, and its liquidity and funding position.  Although the FHLB Chicago was placed under a Cease and Desist Order, suspended dividends in 2007 and recorded a net loss for the year ended December 31, 2009, the FHLB Chicago continued issuing new capital stock at par value since the Cease and Desist Order and reported that it is in compliance with regulatory capital requirements.  The Bank does not believe that its investment in the FHLB Chicago was impaired as of December 31, 2011.

Loans Commitments:  The Bank enters into off-balance-sheet financial instruments consisting of commitments to extend credit and letters of credit issued to meet customer-financing needs.  Loan commitments are recorded when they are funded.  Standby or performance letters of credit are considered financial guarantees in accordance with generally accepted accounting principles and are recorded at fair value, if material.

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

Covenant Bancshares, Inc.

Notes to the Financial Statements

Note 2.         Summary of Significant Accounting Policies (Continued)

Accounting for certain loans or debt securities acquired in a transfer:  Loans acquired through the completion of a transfer, including loans that have evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payments receivable, are initially recorded at fair value with no valuation allowances.  The accounting for these loans limits the yield that may be accreted to the excess of the undiscounted expected cash flows over the investor’s initial investment in the loan.  Subsequent increases in cash flows expected to be collected are recognized prospectively through an adjustment of the loan’s yield over its remaining life.  Decreases in expected cash flows are recognized as impairments.

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

Allowance for loan losses:  The allowance for loan losses is established through a provision for loan losses charged to expense.  Loan losses are charged against the allowance for loan losses when management believes collectability of the loan balance is unlikely.  Subsequent recoveries, if any, are credited to the allowance. The allowance is an amount that management believes will be adequate to absorb probable and estimable losses inherent in the loan portfolio and is based on the size and current risk characteristics of the loan portfolio; an assessment of individual problem loans; actual and anticipated loss experience; and current economic events. These economic events include unemployment levels, regulatory guidance, and general economic conditions. Determination of the allowance for loan losses is inherently subjective as it requires significant estimates, including amounts and timing of expected future cash flows on impaired loans, historical loss experience, and consideration of economic trends which may be susceptible to significant change. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses and may require it to recognize adjustments to its allowance based on their judgments of information available to them at the times of their examinations.

The allowance for loan losses is comprised of two elements: a general loss reserve and a specific reserve for impaired loans.  Each element is discussed below.

General Loss Reserve - The Company maintains a general loan loss reserve for the four categories of loans in the portfolio - commercial loans, real estate loans, construction real estate loans and consumer loans.

The Company uses a loan loss reserve model that incorporates the historical default data over a multi-year period.  Under the loan risk rating system, each loan is risk rated between one and nine by the originating loan officer, credit management, loan review or loan committee.  Loans rated one represent those loans least likely to default and a loan rated nine represents a loss.  The probability of loans defaulting are estimated based on the actual historical losses for each loan type to determine an appropriate level of allowance by loan type.

The general allowance for loan losses also includes estimated losses resulting from macroeconomic factors and adjustments to account for imprecision of the loan loss model.  Macroeconomic factors adjust the allowance for loan losses upward or downward based on the current point in the economic cycle and are applied to the loan loss model through a separate allowance element for the commercial loans, real estate loans, construction real estate loans and consumer loan components.  To determine the

Covenant Bancshares, Inc.

Notes to the Financial Statements

Note 2.         Summary of Significant Accounting Policies (Continued)

macroeconomic factors, the Company uses specific economic data that has a statistical correlation with loan losses.  The Company reviews this data to determine that such a correlation continues to exist.  Additionally, since the macroeconomic factors are only updated annually, the Company periodically reviews the factors in order to conclude they are adequate based on current economic conditions.

Specific Reserves - The allowance for loan losses also includes specific reserves on impaired loans.  A loan is considered to be impaired when management believes, after considering collection efforts and other factors, the borrower’s financial condition is such that the collection of all contractual principal and interest payments due is doubtful.

At each quarter-end, impaired loans are reviewed individually.  Specific adjustments are made depending on expected cash flows and/or the value of the collateral securing each loan.  Generally, the Company obtains a current external appraisal (within 12 months) on real estate related to impaired loans.  Other valuation techniques are used as well, including internal valuations, comparable property analyses and contractual sales information.  For appraisals that are more than six months old, the Company may further discount appraisal values.  This discount is based on our evaluation of market conditions and is in addition to a reduction in value for potential sales costs and discounting that has been incorporated in the independent appraisal.

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

Other real estate owned (‘OREO’): Real estate acquired through foreclosure or deed in lieu of foreclosure ‘OREO’ represents specific assets to which the Bank has acquired legal title in satisfaction of indebtedness. Such real estate is initially recorded at the property’s fair value at the date of foreclosure less estimated selling costs. Initial valuation adjustments, if any, are charged against the allowance for loan losses. Property is evaluated regularly to ensure the recorded amount is supported by its current fair value. Subsequent declines in estimated fair value are charged to expense when incurred. Revenues and expenses related to holding and operating these properties are included in operations.

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

Income Taxes:  Deferred taxes are provided using the liability method.  Deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Covenant Bancshares, Inc.

Notes to the Financial Statements

Note 2.         Summary of Significant Accounting Policies (Continued)

On January 1, 2009, the Company adopted the recent accounting guidance related to accounting for uncertainty in income taxes, which set out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions.  The adoption of this standard did not have a significant impact on the Company and there were no uncertain tax positions as of December 31, 2011.

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

Form 1120 filed by the Company is subject to examination by the IRS up to 3 years from date of filing.  The Company’s 2010 Form 1120 is subject to examination until June 15, 2015 and the Company’s 2011 Form 1120 is subject to examination until September 15, 2015.

Bank Enterprise Award grant:  The Bank Enterprise Award grant is awarded by the U.S. Department of Treasury’s Community Development Financial Institutions (“CDFI”) Fund to FDIC-insured banks and thrifts for their community and economic development lending activity.  The award is based on lending activity from the previous year.  The Bank records the grant income upon receipt. The Company earned $430,000 in awards during 2009, based on 2008 activity. The Company earned $600,000 in awards during 2010, based on 2009 activity, and was awarded $500,000 in November 2011 based on 2010 lending activity.  The Bank has also applied to the U.S. Treasury for additional grants to increase lending to businesses and homeowners in these economically distressed communities.

Prepaid FDIC insurance assessment:  The prepaid FDIC insurance assessment represents the prepayment during December 2010 of the Company’s projected assessments for 2011, 2012 and 2013.  The Company will recognize this as FDIC insurance assessment expense as it is incurred.

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

Earnings (losses) per common share:  Basic earnings per share (EPS) represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period.  Diluted EPS reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method.  The dividends on

Covenant Bancshares, Inc.

Notes to the Financial Statements

Note 2.         Summary of Significant Accounting Policies (Continued)

preferred stock and the accretion of the preferred warrants are subtracted from net income in arriving at the net income available to common stockholders.

Fair Value Measurements:  The Bank uses Fair Value Measurements, to define fair value and establish a framework for measuring fair value and disclose fair value measurements for non−financial assets and non−financial liabilities such as goodwill, other intangibles, real estate owned, and repossessed.  Fair Value Measurements apply to all assets and liabilities that are measured and reported on a fair value basis. See Note 14 for additional information.

Accounting Standards Codification:  The Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) became effective July 1, 2009.  At that date, the ASC became the FASB’s officially recognized source of authoritative U.S. Generally Accepted Accounting Principles (“GAAP”) applicable to all public and non-public non-governmental entities, superseding existing FASB, Emerging Issues Task Force (“EITF”) and related literature.  Rules and interpretative releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  All other Accounting literature Is considered non-authoritative.  The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies.  Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

ASU No. 2011-02, “Receivables (Topic 310) - A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” ASU No. 2011-02 clarifies which loan modifications constitute troubled debt restructurings and is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings.  In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude, under the guidance clarified by ASU No. 2011-02, that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. ASU No. 2011-02 became effective for the Company on July 1, 2011, and applies retrospectively to restructurings occurring on or after January 1, 2011.  The adoption of this guidance did not have any impact on the Company’s consolidated statement of income, its consolidated balance sheet, or its consolidated statement of cash flows.

ASU No. 2011-03, “Transfers and Servicing (Topic 860) - Reconsideration of Effective Control for Repurchase Agreements.” ASU No. 2011-03 is intended to improve financial reporting of repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. ASU No. 2011-03 removes from the assessment of effective control (i) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (ii) the collateral maintenance guidance related to that criterion. ASU No. 2011-03 will be effective for the Company on January 1, 2012 and is not expected to have a significant impact on the Company’s financial statements.

ASU No. 2011-04, “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU No. 2011-04 amends Topic 820, “Fair Value Measurements and Disclosures,” to converge the fair value measurement guidance in U.S. generally accepted accounting principles and International Financial Reporting Standards. ASU No. 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles in Topic 820 and requires additional fair value disclosures. ASU No. 2011-04 is effective for annual periods beginning after December 15, 2011, and is not expected to have a significant impact on the Company’s financial statements.

Covenant Bancshares, Inc.

Notes to the Financial Statements

Note 2.         Summary of Significant Accounting Policies (Continued)

ASU No. 2011-05, “Comprehensive Income (Topic 220) - Presentation of Comprehensive Income.” ASU No. 2011-05 amends Topic 220, “Comprehensive Income,” to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, ASU No. 2011-05 requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. ASU No. 2011-05 is effective for annual periods beginning after December 15, 2011, and is not expected to have a significant impact on the Company’s financial statements.

ASU No. 2011-08, “Intangibles - Goodwill and Other (Topic 350) - Testing Goodwill for Impairment.” ASU No. 2011-08 amends Topic 350, “Intangibles – Goodwill and Other,” to give entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. ASU No. 2011-08 is effective for annual and interim impairment tests beginning after December 15, 2011, and is not expected to have any impact on the Company’s financial statements.

ASU No. 2011-10, Derecognition of In Substance Real Estate – A Scope Clarification.  This update to Topic 360, “Property, Plant and Equipment,” requires that a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance in Subtopic 360-20 to determine whether it should derecognize the in substance real estate. The amendments are effective for fiscal years, and interim periods, within those years, beginning on or after June 15, 2012. Early adoption is permitted. The adoption of ASU No. 2011-10 will have no impact on the Company’s financial statements.

ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities. The updates to Topic 210, “Balance Sheet,” require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of ASU No. 2011-11 is not expected to have a material impact on the Company’s financial statements.

Subsequent events:  The Company has evaluated subsequent events for potential recognition and/or disclosure through January xx, 2013, the date the consolidated financial statements were available to be issued.

Covenant Bancshares, Inc.

Notes to the Financial Statements

Note 3.         Cash and Due from Banks

The Bank is required to maintain balances on hand with the Federal Reserve Bank of Chicago.  At December 31, 2011 and 2010, these balances amounted to approximately $50,000.

The nature of the Bank’s business requires that it maintain amounts due from banks, federal funds sold and interest-bearing deposits in banks which, at times, may exceed federally insured limits.  Management monitors these correspondent relationships and the Bank has not experienced any losses in such accounts.

Note 4.         Securities

The amortized cost and fair value of securities available for sale and the related gross unrealized gains and losses, follows (in thousands):
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

December 31, 2011
U.S. Treasury	$505	$1	-	$506
Government-sponsored agencies	3,279	22	-	3,301
U.S. Government agencies	1,097	-	(14)	1,083
Corporate bonds	400	-	(14)	386
Total	$5,281	$23	$(28)	$5,276

December 31, 2010
U.S. Treasury	$2,023	$35	$-	$2,058
Government-sponsored agencies	3,149	18	-	3,167
Total	$5,172	$53	$-	$5,225

Securities with a fair value of $2,518,000 and $2,150,000 were pledged as collateral on public funds and for other purposes as required or permitted by law as of December 31, 2011and 2010, respectively.

As of December 31, 2011, securities with reported unrealized loss position did not exceed one year.

The maturity distribution of the securities portfolio as of December 31, 2011 is shown below:
(in thousands).
	Available for sale
December 31, 2011	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$1,005	$1,009
Due after one year through five years	3,179	3,185
Due after five years through ten years	-	-
Due after ten years	1,097	1,082
Total	$5,281	$5,276
There was $60,000, and $57,000, in gross realized gains on the sale of securities during the year ended December 31, 2011, and 2010, respectively.

Covenant Bancshares, Inc.

Notes to the Financial Statements

Note 5.         Loans

A summary of the balances of loans follows (in thousands):

	December 31,
	2011	2010
	(in thousands)
Commercial and industrial	$1,037	$383
Real estate
Construction	158	1,758
1-4 family owner occupied	6,412	7,424
1-4 family non-owner occupied	16,933	18,404
Multi-family	13,834	17,431
Commercial	6,331	8,621
Consumer and other	365	539
	45,070	54,560
Net deferred loan fees	(125)	(153)
Allowance for loan losses	(1,783)	(1,595)
Total	$43,162	$52,812

Activity in the allowance for loan losses was as follows (in thousands):
	Years Ended December 31,
	2011	2010
Average total loans	$49,815	$57,500
Total loans at end of period	45,070	54,560
Total non-performing loans	5,394	4,490
Allowance at beginning of period	1,595	915
Loan charge-offs:
Commercial and industrial	-	-
Real estate:
Residential	(898)	(236)
Construction	(33)	-
Commercial	(394)	-
Consumer	(15)	(9)
Total	(1,340)	(245)
Recoveries:
Commercial and industrial	-	-
Construction	-	-
Real estate	-	-
Consumer	-	-
Total	-	-
Net recoveries (charge-offs)	(1,340)	(245)
Provision for loan losses:
Commercial and industrial	1	(5)
Real estate:
Residential	1,445	725
Construction	(82)	88
Commercial	147	112
Consumer	17	5
Total	1,528	925
Allowance at end of period	$1,783	$1,595

Covenant Bancshares, Inc.

Notes to the Financial Statements

Note 5.         Loans (Continued)

The following table presents the contractual aging of the recorded investment in past due loans by class of loans as of December 31, 2011 (in thousands):

	Current	30-59 Days Past Due	60-89 Days Past Due	Loans past due 90 days or more	Total Past Due	Total

Commercial and industrial	$1,037	$-	$-	$-	$-	$1,037
Real estate:
Construction	79	-	-	79	79	158
1-4 family owner occupied	5,628	56	-	728	784	6,412
1-4 family non- owner occupied	13,963	553		2,417	2,970	16,933
Multi-family	13,192	340	-	302	642	13,834
Commercial	4,489	-	219	1,623	1,842	6,331
Consumer	339	21	-	5	26	365
Total loans	$38,727	$970	$219	$5,154	$6,343	$45,070
Nonperforming loan classification	$-	$-	$-	$5,394	$5,394	$5,394

The following table presents the recorded investment in nonaccrual loans and loans past due ninety days or more and still accruing by class of loans as of December 31, 2011 (in thousands):
December 31, 2011	Nonaccrual	Loans past due 90 days or more and still accruing

Commercial and industrial	$-	$-
Real estate:
Construction	79	-
1-4 family owner occupied	470	258
1-4 family non-owner occupied	2,417	-
Multi-family	240	302
Commercial	1,623	-
Consumer and other	-	5
Total	$4,829	$565

The following table presents the contractual aging of the recorded investment in past due loans by class of loans as of December 31, 2010 (in thousands):
	Current	30-59 Days Past Due	60-89 Days Past Due	Loans past due 90 days or more	Total Past Due	Total

Commercial and industrial	$273	$-	$-	$110	$110	$383
Real estate:
Construction	1,678	-	-	80	80	1,758
1-4 family owneroccupied	5,882	616	-	926	1,542	7,424
1-4 family non-owner occupied	16,403	912	166	923	2,001	18,404
Multi-family	15,260	1,648	146	377	2,171	17,431
Commercial	5,937	269	341	2,074	2,684	8,621
Consumer	536	3	-	-	3	539
Total loans	$45,969	$3,448	$653	$4,490	$8,591	$54,560

Nonperforming loan classification	$-	$-	$-	$4,490	$4,490	$4,490

Covenant Bancshares, Inc.

Notes to the Financial Statements

 Note 5.         Loans (Continued)

 The following table presents the recorded investment in nonaccrual loans and loans past due ninety days or more and still accruing by class of loans as of December 31, 2010 (in thousands):
December 30,2010	Nonaccrual	Loans past due 90 days or more and still accruing

Commercial	$110	$-
Real estate:
Construction	80	-
1-4 family owner occupied	926	-
1-4 family non-owner occupied	789	134
Multi-family	377	-
Commercial	2,074	-
Consumer	-	-
Total	$4,356	$134

Nonaccrual loans and loans past due ninety days or more were $5,400,000 at December 31, 2011, compared to $4,500,000 million at December 31, 2010.  The reduction in interest income associated with loans on nonaccrual status was approximately $417,000 and $115,000 for the years ended December 31, 2011 and 2010, respectively.

The Company utilizes an internal asset classification system as a means of reporting problem and potential problem loans.  Under the Company’s risk rating system, the Company classifies problem and potential problem loans as “Special Mention,” “Substandard,” and “Doubtful”.  A description of each risk classification is listed below:

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

•
Substandard – loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

•
Doubtful – loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

•
Non-Performing – loans classified as nonperforming when payments of interest and principal are past due by 90 days or more, or at least 90 days of interest payments have been capitalized, refinanced or delayed by agreement, or payments are less than 90 days overdue, but there are other good reasons to doubt that payments will be made in full.

Covenant Bancshares, Inc.

Notes to the Financial Statements

Note 5.          Loans (Continued)

•	Not Rated – loans in this bucket are not evaluated on an individual (currently the bank has no unrated loans).

The following tables present the risk category of loans by class of loans based on the most recent analysis performed and the contractual aging as of December 31, 2011 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total

Commercial and industrial	$1,037	$-	$-	$-	$1,037
Real estate:
Construction	79	-	79	-	158
1-4 family non-owner occupied	14,516	-	2,417		16,933
Multi-family	13,602	-	232	-	13,834
Commercial	4,708	-	1,623	-	6,331
Total	$33,942	$-	$4,351	$-	$38,293

	Performing	Non-Performing
Real estate:
1-4 family owner occupied	$5,684	$728
Consumer	360	5
Total	$6,044	$733

Of the $5,684,000 in total performing 1-4 family owner occupied loans, $2,502,000 were risk rated as substandard, however less than 90 days past due as of December 31, 2011.  Furthermore, total performing consumer loans of $360,000 were risk rated as pass at December 31, 2011.  Non-performing loans totaling $733,000 were risk rated as substandard at December 31, 2011.

The following tables present the risk category of loans by class of loans based on the most recent analysis performed and the contractual aging as of December 31, 2010 (in thousands):
	Pass	Special Mention	Substandard	Doubtful	Total

Commercial and industrial	$273	$-	$110	$-	$383
Real estate:
Construction	1,678	-	80	-	1,758
1-4 family non-owner occupied	17,487	1	916		18,404
Multi-family	17,054	16	361	-	17,431
Commercial	6,124	212	2,285	-	8,621
Total	$42,616	$229	$3,752	$-	$46,597

	Performing	Non-Performing
Real estate:
1-4 family owner occupied	$6,498	$926
Consumer	539	-
Total	$7,037	$926

Covenant Bancshares, Inc.

Notes to the Financial Statements

Note 5.          Loans (Continued)

Of the $6,498,000 in total performing 1-4 family owner occupied loans, $1,538,000 were risk rated as substandard, however less than 90 days past due as of December 31, 2010.  Furthermore, total performing consumer loans of $539,000 were risk rated as pass at December 31, 2010.  Non-performing loans totaling $926,000 were risk rated as substandard at December 31, 2010.

The following is a summary of information pertaining to impaired loans (in thousands):
	Years Ended December 31,
	2011	2010
Average investment in impaired loans	$6,901	$2,464
Interest income recognized on impaired loans	96	71
Interest income recognized on a cash basis on impaired loans	-	54

Impaired loans include $609,000 and $1,051,000 of loans that have been modified under a troubled debt restructuring at December 31, 2011 and 2010.  At December 31, 2011, three loans totaling $685,000 modified under a troubled debt restructuring were in compliance with their modified terms and not reported as past due or non-accrual.  At December 31, 2010, one loan totaling $211,000 modified under a troubled debt restructuring was in compliance with its modified terms and not reported as past due or non-accrual.  All other loans modified under a troubled debt restructuring in 2011 and 2010 were on non-accrual status.  The increase in impaired loans was primarily attributable to impaired real estate loans, as a result of significant declines in valuations of real estate collateral in 2011 and 2010.

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2011 (in thousands):

	Unpaid Principal Balance	Recorded Investment	Partial Charge-offs	Allowance for Loan Losses Allocated

With no related allowance recorded:
Commercial and industrial	$-	$-	$-	$-
Real estate:
Construction	59	59	-	-
1-4 family (combined)	2,142	2,142	-	-
Multi-family	434	434	-	-
Commercial	1,004	1,004	-	-
Consumer	-	-	-	-
Total	$3,639	$3,639	$-	$-
With an allowance recorded:
Commercial and industrial	$-	$-	$-	$-
Real estate:
Construction	79	79	-	4
1-4 family (combined)	2,191	2,070	(121)	449
Multi-family	446	446	-	7
Commercial	1,231	1,172	(59)	276
Consumer	-	-	-	-
Total	$3,947	$3,767	$(180)	$736

Covenant Bancshares, Inc.

Notes to the Financial Statements

Note 5.          Loans (Continued)

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2010 (in thousands):
	Unpaid Principal Balance	Recorded Investment	Partial Charge-offs	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial and industrial	$-	$-	$-	$-
Real estate:
Construction	79	79	-	-
1-4 family (combined)	708	708	-	-
Multi-family	324	324	-	-
Commercial	1,563	1,563	-	-
Consumer	1	1	-	-
Total	$2,675	$2,675	$-	$-
With an allowance recorded:
Commercial and industrial	$-	$-	$-	$-
Real estate:
Construction	304	304	-	106
1-4 family (combined)	1,206	1,206	-	518
Multi-family	473	473	-	179
Commercial	1,530	1,530	-	472
Consumer	28	28	-	1
Total	$3,541	$3,541	$-	$1,276

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2011(in thousands):

	Commercial and industrial	Construction real estate	1-4 Family real estate (combined)	Multi-family real estate	Commercial real estate	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$4	$449	$7	$276	$-	$736
Collectively evaluated for impairment	1	1	677	162	197	9	1,047

Total ending allowance balance	$1	$5	$1,126	$169	$473	$9	$1,783

Loans:
Individually evaluated for impairment	$-	$139	$4,212	$880	$2,176	$-	$7,407
Collectively evaluated for impairment	473	78	19,639	12,782	4,185	506	37,663
Total ending loans balance	$473	$217	$23,851	$13,662	$6,361	$506	$45,070

Covenant Bancshares, Inc.

Notes to the Financial Statements

Note 5.          Loans (Continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2010(in thousands):
	Commercial and industrial	Construction real estate	1-4 Family real estate (combined)	Multi-family real estate	Commercial real estate	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$106	$518	$179	$472	$1	$1,276
Collectively evaluated for impairment	-	10	175	86	42	6	319
Total ending allowance balance	$-	$116	$693	$265	$514	$7	$1,595

Loans:
Individually evaluated for impairment	$-	$383	$1,914	$797	$3,093	$29	$6,216

Collectively evaluated for impairment	383	1,375	23,914	16,634	5,528	510	48,344
Total ending loans balance	$383	$1,758	$25,828	$17,431	$8,621	$539	$54,560

Related Parties
Executive officers, directors and principal shareholders of the Company, including their families and companies of which they are principal owners, are considered to be related parties.  There were $204,000 and $207,000 in loans or commitments to lend to related parties as of December 31, 2011 and 2010, respectively.  Additionally, there were approximately $563,000 and $586,000 in deposits from related parties as of December 31, 2011 and 2010, respectively.

The following table presents the roll forward activity of the Company’s related party loans as of December 31, 2011 and December 31, 2010 (in thousands):

	Years Ended December 31,
	2011	2010

Related party loans at beginning of period	$207	$186
Loan advances:
Real estate:
Residential	-	24
Total	-	210
Loan paydowns:
Real estate:
Residential	(3)	(3)
Total	(3)	(3)
Related party loans at end of period	$204	$207

Covenant Bancshares, Inc.

Notes to the Financial Statements

Note 6.          Premises and Equipment

Premises and equipment as of December 31 are summarized as follows (in thousands):
	December 31,
	2011	2010

Land	$390	$390
Building and building improvements	2,371	2,358
Furniture and equipment	878	828
	3,639	3,576
Less: accumulated depreciation	1,025	837
	$2,614	$2,739

Depreciation expense for the years ended December 31, 2011 and 2010 amounted to $231,000 and $278,000, respectively.

The Company became subject to a lease on March 12, 2008, for a banking facility previously leased by the acquired bank.  The lease terms are for monthly payments including rent totaling $5,893 and common area maintenance.  This lease will expire in January 2013 and has an option to extend the term for an additional three years.  The monthly rent payments increase 3% annually every February.

The future minimum annual rent commitments for these leases of such space are as follows (in thousands):

2012	$69

The Company entered into an operating lease on September 1, 2011 by and between The Forest Park Plaza, LLC and Covenant Bank for the use and operation of the banking services facility located at 1111 S. Homan Avenue Chicago, IL 60624. Terms of the lease require monthly payments including rent totaling $807.50 and common area maintenance.  The initial lease term is for 60 months and will expire in September 2016 with an option to extend the lease term for an additional three consecutive 60 month terms.

The future minimum annual rent commitments for these leases of such space are as follows (in thousands):

2012	$10
2013	10
2014	10
2015	10
2016	9
$49

Covenant Bancshares, Inc.

Notes to the Financial Statements

Note 7.         Intangible Assets

The Company has core deposit intangible assets that had, as of December 31, 2011, a remaining amortization period of approximately 3.3 years.  The following presents the estimated amortization expense of other intangibles as of December 31, 2011 (in thousands):
2012	$66
2013	66
2014	66
2015	13
$211

The following table presents the core deposit intangible assets as of December 31, 2011 and 2010 (in thousands):
	December 31,
	2011	2010

Balance, beginning of period	$277	$343
Amortization expense	66	66
Balance, end of period	$211	$277

Gross carrying amount	$462	$462
Accumulated amortization	251	185
Net book value	$211	$277

Note 8.         Deposits

The composition of interest-bearing deposits at December 31 is as follows (in thousands):
	December 31,
	2011	2010

NOW and money market accounts	$6,230	$7,234
Savings	8,685	8,532
Time deposit certificates, $100,000 or more	21,424	21,057
Other time deposit certificates	13,997	19,136
	$50,336	$55,959

The Bank had approximately $7,000,000 and $11,900,000 in brokered deposits as of December 31, 2011 and 2010, respectively, which are included in other time deposit certificates.  Furthermore, per executed FDIC Consent Order dated June 6, 2011, the bank cannot renew or increase brokered deposit positions without regulatory consent.

At December 31, 2011, maturities of certificates of deposit are summarized as follows (in thousands):

2012	$23,426
2013	11,117
2014	31
2015	249
2016	598
$35,421

Covenant Bancshares, Inc.

Notes to the Financial Statements

Note 9.         Notes Payable and Federal Home Loan Bank Advances

The composition of short-term borrowings at December 31 is as follows (in thousands):
	December 31,
	2011	2010

Senior convertible notes	$675	$365

The senior convertible notes were issued throughout 2011 and 2010 and pay interest at maturity at a fixed rate of 8.00% per annum.  The scheduled maturity of the notes is twelve months from the issue date and are convertible under certain circumstances into shares of common stock at a conversion ratio of one and one-half times the book value per share.  In 2011 and 2010, certain notes were converted upon maturity to 4,569 and 76,028 shares of common stock.

The $3,750,000 FHLB advance outstanding on December 31, 2011 was a short term advance with a rate of 0.08% per annum, which matured on February 14, 2012.  The $1,250,000 FHLB advance outstanding on December 31, 2010 was an open advance which was paid off in January 2011; the rate on the advance on December 31, 2010 was 0.5%.

Note 10.       Income Taxes

There were no income taxes for the years ended December 31, 2011 and 2010.  The table below presents a reconciliation of the amount of income taxes determined by applying the U.S. federal income tax rate to pretax income (in thousands):
	Years Ended December 31,
	2011	2010

Federal income tax at statutory rate	$(1,027)	$(400)
Increase (decrease) due to:
Change in valuation allowance	1,213	542
State income tax, net of federal benefit	(273)	(55)
Income taxed at lower rate	29	11
Other	58	(98)
	$-	$-

Covenant Bancshares, Inc.

Notes to the Financial Statements

Note 10.         Income Taxes (Continued)

Deferred tax assets and liabilities consist of the following (in thousands):
	Years Ended December 31,
	2011	2010

Deferred tax assets:
OREO	$339	$42
Deferred loan fees/costs	51	60
Depreciation	45	39
Other	18	12
Net operating loss carryforward of the Company	1,308	530
Net operating loss carryforward of the acquired bank	1,431	1,431
Allowance for loan losses	718	619
	3,910	2,733

Deferred tax liabilities:
Amortization of intangibles	-	-
Prepaid expenses	(19)	(55)

Valuation Allowance	(3,891)	(2,678)

Net deferred tax asset	$-	$-

Due to the Company being in a cumulative loss position as of December 31, 2011 and 2010, a valuation allowance was recorded on the net deferred tax assets.  Realization of deferred tax assets is dependent upon sufficient future taxable income during the period for which temporary differences and carryforwards are expected to be available to reduce taxable income.

The Company has a net operating loss carryforward for both Federal and Illinois.  A portion of the Federal net operating loss carryforward was acquired in 2008 and is subject to limitation under IRC §382.

Federal:

As of December 31, 2011, the Company had a Federal net operating loss carryforward of $11,317,000.  Of this amount, $8,137,000 was acquired and is subject to an IRC §382 limitation, and is limited to $123,000 per year.  Only $2,434,000 can be used over the next 20 years due to the limitation.  The remaining $5,703,000 of the net operating loss cannot be utilized by the Company.

The Company has IRC §382 limited Federal NOL of $2,434,000 that will begin to expire in 2018 and non-IRC §382 limited Federal NOL of $3,180,000 that will begin to expire in 2028.  The excess limited NOL has not been included in the deferred tax asset.

State of Illinois:

As of December 31, 2011, the Company had an Illinois net operating loss carryforward of $13,131,417 that begins to expire in 2017.  The Company had prior Illinois net operating losses that expired in 2008 – 2010.

Covenant Bancshares, Inc.

Notes to the Financial Statements

Note 11.       Benefit Plan

The Company has a 401(k) plan that covers substantially all employees.  Participants can make tax-deferred contributions.  The Company matches contributions equal to 50 percent of each participant’s contribution up to 6 percent of wages.  Plan contribution expense was $17,900 and $25,000 for the years ended December 31, 2011 and 2010.

Note 12.       Commitments, Contingencies and Credit Risk

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

The Company's exposure to credit loss is represented by the contractual amount of these commitments, and follows the same credit policies in making commitments as it does for on-balance-sheet instruments.

A summary of the Company's commitments at December 31 is as follows (in thousands):

	December 31,
	2011	2010
Commitments to extend credit	$120	$1,091
Letters of credit	25	-

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company evaluates each customer's creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Company, is based on management's credit evaluation of the party.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Company holds collateral, which may include accounts receivable, inventory, property and equipment, and income producing properties, supporting those commitments if deemed necessary.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, payments the Company could be required to make is represented by the contractual amount shown in the summary above.  If the commitment were funded, the Company would be entitled to seek recovery from the customer.  At December 31, 2011 and 2010, $25,000 and $0 have been recorded as liabilities for the Company’s potential obligations under these agreements.

Contingencies: In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from pending proceedings would not be expected to have a material adverse effect on the Company's financial statements.

Concentrations of credit risk:  In addition to financial instruments with off-balance-sheet risk, the Company, to a certain extent, is exposed to varying risks associated with concentrations of credit.  Concentrations of credit risk generally exist if a number of borrowers are engaged in similar activities and

Covenant Bancshares, Inc.

Notes to the Financial Statements

Note 12.       Commitments, Contingencies and Credit Risk (Continued)

have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by economic or other conditions.

The Company conducts substantially all of its lending activities in Cook County and the surrounding communities.  Loans granted to businesses are primarily secured by business assets, investment real estate, owner-occupied real estate or personal assets of commercial borrowers.  Loans to individuals are primarily secured by personal residences or other personal assets.   Since the Company’s borrowers and its loan collateral have geographic concentration in its primary market area, the Company could have exposure to declines in the local economy and real estate market.

Note 13.       Dividend Restrictions and Regulatory Capital Requirements

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

As presented in Note 1 to the consolidated financial statements, on June 1, 2011, the Company announced that, in coordination with, and at the request of, both the Federal Deposit Insurance Corporation (the “FDIC”) and the Illinois Department of Financial and Professional Regulation (the “IDFPR”), the Bank has entered into a Consent Order (the “Order”).  While the Order requires the Bank to develop a capital plan to address the Bank’s capital requirements, it did not contain any changes with respect to the minimum capital ratios required for the Company. The Order, however, increases significantly the minimum capital ratios for the Bank to achieve and maintain by July 30, 2011.  Under the Order, the minimum capital ratios are as follows: Tier 1 Leverage was increased to 9% and Tier 1 Risk-Based was increased to 13%. There was no change to the Total Risk-Based ratio, but, by definition it cannot be lower than the Tier 1 Risk-Based ratio of 13%
.
As of December 31, 2011 and 2010, the Bank was not in compliance with the new higher minimum capital ratios discussed above. The FDIC and IDFPR may require an adequately capitalized bank or an undercapitalized bank to comply with certain mandatory or discretionary supervisory actions as if the bank were in the next lower capital category.  Future noncompliance with regulatory capital requirements raises substantial doubt about the Bank’s ability to stay solvent and the Company’s ability to continue as a going concern.  In addition, the FDIC and the IDFPR could issue a prompt corrective action directive, which could result in the Bank being placed into receivership and as a result could also cause the Company to be unable to continue as a going concern.

At this point in the housing cycle, we are experiencing significant loan quality issues.  The impact of the current financial crisis in the U.S. and abroad is having far-reaching consequences and it is difficult to say at this point when the economy will begin to recover.  As a result, we cannot assure you that we will be able to resume profitable operations in the near future, or at all.

Covenant Bancshares, Inc.

Notes to the Financial Statements

Note 13.       Dividend Restrictions and Regulatory Capital Requirements (Continued)

We have determined that significant additional sources of capital will be required for us to continue operations through 2012 and beyond.  The Company’s Board of Directors has formed a Strategic Planning Committee.  There can be no assurance that the Company will succeed in this endeavor and be able to comply with the new regulatory requirements.  On May 30, 2010, the Company received shareholder approval to authorize and issue up to 1,000,000 shares of preferred stock and up to 9,000,000 additional shares of common stock.  During 2011, the Company sold a total of 22 Fixed Rate Cumulative Perpetual Preferred Stock, Series A par value $25,000 per share (the “Preferred Stock”) in transactions exempt from the Securities Act of 1933, as amended.  The Preferred Stock will pay cumulative dividends at a rate of 2% per year. As of December 31, 2011, preferred shares issued and outstanding totaled $550,000.  Furthermore, a total of 4,569 shares of common stock were issued during the period ended December 31, 2011 totaling $28,000.  Covenant Bancshares, Inc. was notified by the Federal Reserve on August 21, 2012 that it is not permitted to declare or pay dividends without the prior written consent of the Federal Reserve.  If the Bank does not comply with the capital requirements contained in the Order, the regulators may take additional enforcement action against the holding company and the Bank, including placing the Bank into conservatorship or receivership. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future, and do not include any adjustments to reflect the possible future effects on the recoverability or classification of assets, and the amounts or classification of liabilities that may result from the outcome of any regulatory action, which would affect our ability to continue as a going concern.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined).  As of December 31, 2011, the Bank was not in compliance with applicable capital requirements set forth.

The Order requires the Bank to maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios at 13% and 9% respectively. It should be noted that while it remains under the Consent Order the bank cannot be considered well capitalized, even if the requisite levels should be obtained by the Bank.

Covenant Bancshares, Inc.

Notes to the Financial Statements

Note 13.       Dividend Restrictions and Regulatory Capital Requirements (Continued)

The Bank’s capital amounts and ratios are presented in the following table (dollar amounts in thousands):

			Minimum Capital		Minimum To Be
	Actual		Requirement		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2011
Total Capital (to risk-weighted assets)	$2,024	5.20%	$3,116	8.00%	$3,895	10.00%
Tier I Capital (to risk-weighted assets)	1,521	3.90%	1,558	4.00%	2,337	6.00%
Tier I Capital (toaverage assets)	1,521	2.42%	2,514	4.00%	3,142	5.00%

December 31, 2010
Total Capital (to risk-weighted assets)	$3,942	9.37%	$3,027	8.00%	$3,784	10.00%
Tier I Capital (to risk-weighted assets)	3,446	8.09%	1,514	4.00%	2,271	6.00%
Tier I Capital (to average assets)	3,446	4.81%	2,866	4.00%	3,582	5.00%

Note 14.       Fair Value of Financial Instruments

The Company applies the accounting standard, Fair Value Measurements and Disclosures (“Standards”), for assets and liabilities measured and reported at fair value.  The Standard defines fair value, establishes a framework for measuring fair value and disclosures about fair value measurements.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  The Standard requires the use of valuation techniques that are consistent with the market approach, the income approach and/or cost approach in the determination of fair value.  Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability.  Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.  In that regard, the standard establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

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

Covenant Bancshares, Inc.

Notes to the Financial Statements

Note 14.       Fair Value of Financial Instruments (Continued)

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

The following table summarizes assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:
	Fair Value Measurements at December 31, 2011 Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
U.S. Treasury	$506	$506	$-	$-
Government-sponsored agencies	3,301	-	3,301	-
U.S. Government agencies	1,083	-	1,083	-
Corporate bonds	386	$386	-	-

	Fair Value Measurements at December 31, 2010 Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets
U.S. Treasury	$2,058	$2,058	$-	$-
Government-sponsored agencies	3,167	-	3,167	-

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with generally accepted accounting principles.  These include assets that are measured at the lower of cost or market that were not recognized at fair value below cost at the end of the period,

Impaired Loans:  Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value.  Fair value is measured based on the value of the collateral securing these loans and is classified at a Level 3 in the fair value hierarchy.  Collateral may be real estate and/or business assets including equipment, inventory and/or accounts receivable and is determined based on appraisals be qualified licensed appraisers hired by the Company.  Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business.  At December 31, 2011 and 2010, there were $3,767,000 and $3,541,000, respectively, in impaired loans recorded at their fair value of $3,031,000 and $2,265,000 respectively, using level 3 inputs.

Covenant Bancshares, Inc.

Notes to the Financial Statements

Note 14.       Fair Value of Financial Instruments (Continued)

Other Real Estate Owned:  Other real estate owned, upon initial recognition, are measured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the real estate.  The fair value of foreclosed assets, upon initial recognition, are estimated using Level 3 inputs. At December 31, 2011 and 2010, there was $1,097,000 and $319,000 in other real estate owned valued using Level 3 inputs, respectively.

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

The following information presents estimated fair values of the Company’s financial instruments as of December 30, 2011 and December 31, 2010 and the methods and assumptions used to estimate those fair values:

Cash and Due from Banks and Federal Funds Sold.  The carrying amounts of cash and short-term instruments approximate fair values.

Securities.  For U.S. Treasury, U.S. Government agency, Government Sponsored Agencies and corporate bond securities, fair values are based on market prices or dealer quotes.  For other securities, fair value equals quoted market price if available.  If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Federal Home Loan Bank Stock.  The carrying value of Federal Home Loan Bank stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank.

Loans.  The fair value of all loans is estimated by discounting the future cash flows adjusted for credit risk using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

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

Covenant Bancshares, Inc.

Notes to the Financial Statements

Note 14.     Fair Value of Financial Instruments (Continued)

The following information presents estimated fair value, and related carrying amounts, of the Company’s financial instruments as of December 30, 2011 and 2010:

	2011		2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Cash and due from banks	$8,205	$8,205	$3,803	$3,803
Federal funds sold	550	550	1,105	1,105
Securities available for sale
U.S. Treasury	506	506	2,058	2,058
Government-sponsored agencies	3,301	3,301	3,167	3,167
U.S. Government agencies	1,083	1,083	-	-
Corporate bonds	386	386	-	-
Federal Home Loan Bank Stock, at cost	439	439	439	439
Loans, Net	43,162	44,473	52,812	52,921
Accrued Interest receivable	261	261	273	273

Financial Liabilites:
Deposits	56,685	56,463	62,881	62,319
Notes payable	675	675	365	365
Federal Home Loan Bank advances	3,750	3,750	1,250	1,250
Accrued interest payable	70	70	56	56

Changes in the methods and assumptions used to estimate the fair values of each class of financial instrument above may have a material effect on those estimated values. Also, it should be noted that reasonable comparability between financial institutions may not be likely due to the various valuation techniques permitted and numerous estimates which must be made given the absence of secondary markets for many of the financial instruments. The lack of uniform valuation methods also introduces a greater degree of subjectivity to these estimated fair values.

Covenant Bancshares, Inc.

Notes to the Financial Statements

Note 15.     Parent Only Financial Statements

Balance Sheets
December 31, 2011 and 2010
	2011	2010
	(in thousands)
Assets
Cash and due from banks	$36	$37
Accounts receivable	-	-
Investment in subsidiary	1,727	3,776

Total assets	$1,763	$3,813

Liabilities and Stockholders’ Equity
Liabilities
Notes payable	$675	$365
Interest payable	37	17
Other liabilities	64	30
Total liabilities	776	412

Stockholders’ equity	987	3,401
Total stockholders’ equity	987	3,401

Total liabilities and stockholders’ equity	$1,763	$3,813

Covenant Bancshares, Inc.

Notes to the Financial Statements

Note 15.     Parent Only Financial Statements (Continued)

Statements of Operations
Years Ended December 31, 2011 and 2010

	2011	2010
	(in thousands)
Interest income	$-	$1
Total interest income	-	1
Interest expense	63	47
Total interest expense	63	47
Net interest expense	(63)	(46)
Equity in undistributed loss from subsidiary	(2,742)	(899)
Net interest expense after loss from Covenant Bank	(2,805)	(945)
Noninterest expenses:
Salaries and employee benefits	-	116
Occupancy and equipment expense	6	5
Professional fees	81	46
Stock transfer fees	25	28
Franchise tax	9	-
Other	8	6
	129	201
Net loss	$(2,934)	$(1,146)

Covenant Bancshares, Inc.

Notes to the Financial Statements

Note 15.     Parent Only Financial Statements (Continued)

Statements of Cash Flows

Years Ended December 31, 2011 and 2010
	2011	2010
	(thousands)
Cash Flows From Operating Activities
Net loss	$(2,934)	$(1,146)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase (decrease) in accrued interest payable and other liabilities	54	(1)
Equity in undistributed net loss of subsidiary	2,742	899
Net cash used in operating activities	(138)	(248)

Cash Flows From Investing Activities
Cash paid for capital contributions to subsidiary	(750)	(40)
Net cash used in investing activities	(750)	(40)

Cash Flows From Financing Activities
Net increase in notes payable and other borrowings	337	183
Net Cash Proceeds from preferred stock	550	-
Net Cash proceeds from issuance of common stock		-
Net cash provided by financing activities	887	183

Net change in cash and due from banks	(1)	(105)

Cash and due from banks:
Beginning	37	142
Ending	$36	$37

Supplemental Schedule of Noncash Investing and Financing activities
Notes payable and accrued interest converted to common stock	$28	$616

Supplemental Disclosures of Cash Flow Information Cash payments for interest	$43	$56

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, utilizing the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

Based on our assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2011 was not effective.  Our management identified material weaknesses in the Company’s internal control over the loan administration process and the financial reporting process.  A material weakness, as defined in the standards established by the Public Company Accounting Oversight Board, is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a corporation’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) that occurred during the fourth quarter of 2011 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.       Other Information

None.

PART III

Item 10.       Directors, Executive Officers and Corporate Governance.

As of December 31, 2011, the Board of Directors of the Company consisted of William S. Winston, Herman L. Davis, Belinda Whitfield, Addie Husbands and Jay Plourde.  Addie Husbands resigned from the Board on February 29, 2012.

The following sets forth the background and experience of the Company’s Board of Directors and executive officers.

William S. (Bill) Winston (67) is the Chairman of the Board of Directors and Chief Executive Officer of the Company.  In 1989, Dr. Winston founded the Living Word Christian Center, a 17,000-member church located in Forest Park, Illinois, and he continues to serve as its Pastor.  The Living Word Christian Center has a broad range of entities including a Bible Training Center, a School of Ministry and Missions, the Joseph School of Business, the Forest Park Plaza shopping mall, the Living Word Christian Academy and many others.  Dr. Winston also hosts the Believer’s Walk of Faith television and radio broadcast, which reaches more than 80 million households nationwide and overseas.  Prior to joining the ministry, Dr. Winston worked for IBM Corporation, where he rose from a marketing representative to regional marketing manager in IBM’s Midwest region.  In that position, he was responsible for more than $35 million in sales revenues per year.  Prior to joining IBM, Dr. Winston served as a fighter pilot in the U.S. Air Force, where he received numerous awards and medals in recognition of his superior skills and accomplishments.

Herman L. Davis (60) is the Senior Vice President, Chief Financial Officer, Secretary, Treasurer and a director of the Company and the President, the Chief Operating Officer and a director of the Bank.  Mr. Davis has 35 years of commercial banking experience, all of which has been with financial institutions in the State of Illinois.  Prior to joining the Company, he served as senior vice president and cashier of Advance Bancorp, Inc. (now a part of Charter One Bank) from 1997 to 2003.  Previously, he served as Senior Vice President of Lending and senior vice president of operations for Independence Bank of Chicago and Drexel National Bank of Chicago (which later became part of Shore Bank of Chicago) from 1987 to 1997.  As senior vice president of Advance Bancorp, Inc., Mr. Davis’s responsibilities included branch operations, regulatory supervision, data processing, consumer lending, credit administration, security, budgeting and data processing.  Prior to joining Advance Bancorp, Inc., Mr. Davis served as vice president of Corporate Services for Shore Bank of Chicago from 1996 to 1997, where he was responsible for growing the asset base of the bank through middle-market services.  He joined Independence Bank and Drexel National Bank as senior vice president and supervised the growth of the bank’s loan portfolio with community lending and specialized services.  He also served as a nonvoting member of the Board of Directors of Independence Bank from 1987 to 1996.  Since 2003, Mr. Davis has been involved with the Company and its efforts to organize or acquire a bank.

Addie D. Husbands (60) was a director of the Company and of the Bank from September 28, 2010 until February 29, 2012.  Ms. Husbands, a retired transportation official, served in various capacities in a regional and national railroad company through the superintendent level from 1988 to 2009.  During this time, Ms. Husbands mentored numerous subordinates and oversaw various departments.  Prior to entering the transportation industry, Ms. Husbands was employed by American National Bank and Trust Company.  With more than 30 years of experience in the transportation industry, Ms. Husbans has a strong background in management and operations.

Jay C. Plourde (58) is a director of the Company and of the Bank and an Executive Director and Head of Equities at CLSA Asia Pacific Markets, Ltd. in New York, New York, a brokerage and investment group, where he has worked since 2007.  Mr. Plourde was appointed to the Board on September 28, 2010.  Before joining CLSA Asia Pacific Markets, Inc., Mr. Plourde founded, and was Chief Executive Officer of, SCIUS Capital.  Prior to founding SCIUS Capital in 2000, Mr. Plourde held several executive positions with Credit Suisse First Boston, Credit Lyonnais and CBS Publishing Group.  In 1987, he helped establish and develop a research and publishing start-up, 13D Research Inc., and co-founded the 21st Century Digital Industries Fund, L.P. in 1992.  He currently serves on the board of EAI Corporation.  Previously he served on the boards of Atlantic Stem Cell Technologies, HydroFuel systems Inc., Cold Spring Harbor Research Laboratory and Filter Control Technologies.  Through his prior work in the investment banking industry and current investment firm positions, Mr. Plourde brings to the Board a diverse array of business experiences and extensive knowledge of corporate governance matters.

Belinda Whitfield (50) is a director of the Company, as well President and CEO of the Bank.  She is also a principal of Whitfield and Associates LLC and Treasurer of the Living Word Christian Center.  Ms. Whitfield was appointed to the Board on March 25, 2008.  Before Whitfield and Associates, Ms. Whitfield rose through the ranks at Heitman Properties Ltd., a real estate management company, leaving in 1996 at the manager level.  She currently provides a range of accounting and consulting services to multiple clients, concentrating on faith-based organizations.  Through her prior work in the real estate industry and current accounting firm position, Ms. Whitfield brings to the Board a diverse array of business experience and extensive knowledge of accounting and auditing matters and is a particularly valuable resource to the members of Company’s financial management.  Ms. Whitfield was appointed President and CEO of the Bank on January 3, 2012.  Ms. Whitfield was originally appointed on an interim basis.  As of June 30, 2012, upon being advised of the non-objection of the FDIC, the Bank has designated Ms. Whitfield its President and CEO.

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

Item 11.           Executive Compensation.

Summary Compensation Table

The following table summarizes the compensation earned during the years ended December 31, 2011 and 2010 by the persons who at the Company held the positions of “Principal Executive Officer” and “Principal Financial Officer,” and the next most highly compensated executive officer.  No other executive officer of the Company or the Bank earned and/or received total compensation in excess of $100,000 in 2011 and 2010.
Name and Principal Position	Year	Salary	Other Compensation		Total

William S. Winston, *
Chief Executive Officer	2011	$0	$1,200	(1)	$1,200
	2010	0	$1,200	(1)	1,200
John L. Sorensen, Jr.,
Former President and CEO	2010	157,750	7,200	(2)	164,950

Herman L. Davis,
Senior Vice President, Chief Financial Officer, Secretary and Treasurer	2011	120,000	1,100	(1)	121,100
	2010	120,000	7,200	(2)	127,200
Belinda Whitfield, **
President and CEO – Covenant Bank	2011	16,200	1,200	(1)	17,400

*	On December 14, 2010, John Sorenson the Company’s President and CEO tendered his resignation.
Effective upon his resignation the Board of Directors appointed William S. Winston as Chief Executive Officer.
**	Belinda Whitfield began in the position on November 16, 2011. Total compensation received in 2011 was $16,200.
(1)	Compensation consists of director fees.
(2)	Compensation consists of $6,000 for automobile allowance, and $1,200 in director fees.

Mr. Davis is also eligible for the 401(k) match of up to 3% of his base salary.  There are no bonus plans or stock options of any kind available to the named executive officers.

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

At the present time, the only element of compensation is the base salary, director fees and a 3% 401(k) match.  As of the date hereof, the Company has not established a compensation committee of the Board of Directors.  The functions that would be performed by such committee are performed by our Board of Directors. Since the Company has not established any incentive compensation programs and has only paid base salaries and automobile allowances in the past, management believes that there are no compensation and incentive risks that are reasonably likely to have a material adverse effect on the Company.

Director Compensation

Company and Bank directors each receive $100 per meeting for attendance at each Board of Directors meeting.  The Company intends to form committees of the Board of Directors, and additional fees may be established for service on such committees.  The following table sets forth the compensation and fees earned or cash paid by the Company and the Bank to each of the Company’s directors in 2011.

Name	2011

William S. Winston	$1,200
Herman L. Davis	1,100
Addie D. Husbands*	1,100
Jay C. Plourde	0
Belinda Whitfield	1,200

*           Ms. Husbands resigned from the Board of Directors on February 29, 2012.

Item 12.           Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as to the Company’s common stock beneficially owned as of November 30, 2012 by (1) each director and named executive officer, (2) all directors and executive officers of the Company and the Bank as a group and (3) persons known to the Company to be the beneficial owner of 5 % or more of the Company’s common stock.

	November 30, 2012
Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Ownership of Common Stock Outstanding

Directors and Named Executive Officers1,2
William S. Winston3	72,405	9.39%
Herman L. Davis	20,865	2.70%
Belinda Whitfield	265	*
Jay C. Plourde	4,769	*
Directors and Officers as a group	98,304	12.09%

(1)	Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended.
(2)	The address for each director and executive officer is 7306 West Madison Street, Forest Park, Illinois 60130.
(3)
Does not include the number of shares of common stock that could be issued to Dr. Winston upon conversion of $430,425 of the Company’s senior convertible notes at maturity based upon the book value of the Company’s stock at 1.5 times the dollar amount of the debt.  Because the Company’s common stock has a negative book value, the conversion feature is currently unavailable.

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

William S. Winston, the Chairman of the Board of Directors and Chief Executive Officer of the Company founded the Living Word Christian Center, which owns and operates Golden Eagle Aviation located in Tuskegee, Alabama, an affiliated entity of the Company.  Golden Eagle Aviation had established a $25,000 line of credit, with a maturity date of March 30, 2012, with the Bank at December 31, 2011.  The line was secured by certificate of deposits and was not drawn on.  The line was established in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable lines with persons not related to the bank and did not involve more than the normal risk of collectability or present other unfavorable features.  Accordingly, at December 31, 2011, the Bank did not have any loan balances outstanding to any member of this group.

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

During 2011, the Company issued a total of $335,000 of the senior convertible notes to Dr. Winston in a series of transactions.  As of September 30, 2012, the Company had $675,425 of its senior convertible notes issued and outstanding, including $565,425 issued and outstanding to Dr. Winston.  Of the total $675,425 senior convertible notes, $135,000 matured in 2012 and $540,425 will mature in 2013.  On December 6, 2012 the Company received regulatory approval from the Federal Reserve Bank of Chicago to extend the maturity dates for another year, in addition to capitalizing earned interest into the principal balance of two debenture obligations, $130,425 and $75,000, due to Dr. Winston and initially set to mature on June 30, 2012, and July 1, 2012, respectively.  The two debentures and proposed new obligations and maturity dates are as follows: Debenture obligation – principal amount $130,425; capitalized interest due at maturity of $10,434; total proposed new debenture obligation $140,859; proposed new maturity date of June 30, 2013.  Debenture obligation – principal amount $75,000; capitalized interest due at maturity of $6,000; total proposed new debenture obligation $81,000; proposed new maturity date of July 1, 2013.  As of September 30, 2012, $135,000 of the outstanding notes is contractually convertible into shares of the Company’s common stock at maturity based upon the book value of the Company’s stock at 1.5 times the dollar amount of the debt.  Because the Company’s common shares have a negative book value, this conversion feature is currently unavailable.

In addition, subsequent to December 31, 2010, thru November 2, 2012 as described above, the Company issued a total of $1,450,000 of Preferred Stock to Dr. Winston and The Forest Park Plaza LLC, an entity controlled by Dr. Winston.  Moreover, there were no related party transactions exceeding $120,000 during the year ended December 31, 2011.

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

Item 14.       Principal Accountant Fees and Services.

During 2011, the Company has paid McGladrey, LLP  the following amounts:  $139,750 for 2009 audit work and assistance in preparation of its Form 10-K, $9,300 for preparation of its 2009 tax returns and $140,983 for its 2010 audit work and $5,000 for the 2010 tax return.

During 2012, the Company has paid WIPFLi, LLP $103,600 for its 2011 audit and tax work, and assistance in the review and preparation of the 2011 Form 10-Q’s and Form 10-K.

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

3.3
Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (Incorporated by reference Exhibit 3.3 to the Company’s Form 10-K for the year-ended December 31, 2010 filed on May 30, 2012 (File No. 000-53989)).

4.1	Form of Unsecured Promissory Note (Incorporated by reference to Exhibit 4.1 to the Company’s Form 10-K for the year ended December 31, 2010 filed on May 30, 2012 (File No. 000-53989)).

14.1	Code of Ethics.

21.1	Subsidiaries of the Company.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32. 1	Section 906 Certifications.

101.1

The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of stockholders’ equity, (v) consolidated statements of cash flows, and (vi) notes to the condensed consolidated financial statements. *

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files submitted under Exhibit 101.1 are not deemed “filed” for purposes of Section 18 of the Securities Act of 1934, or otherwise subject to the liability of that section.  Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1934.

COVENANT BANCSHARES, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COVENANT BANCSHARES, INC.

February 12, 2013	/s/ William S. Winston
William S. Winston
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.

/s/ William S. Winston	February 12, 2013
William S. Winston
Chairman of the Board and Chief Executive Officer

/s/ Herman L. Davis	February 12, 2013
Herman L. Davis
Senior Vice President and Chief Financial Officer

/s/ Jay C. Plourde	February 12, 2013
Jay C. Plourde
Director

/s/ Belinda Whitfield	February 12, 2013
Belinda Whitfield
Director, President and Chief Executive Officer of Covenant Bank

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1	Amended Articles of Incorporation of Covenant Bancshares, Inc.

3.2	Bylaws of Covenant Bancshares, Inc. (incorporated by reference to the Company’s Form 10 Registration Statement filed on November 16, 2010 (File. No. 000-53989)).

3.3
Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (Incorporated by reference Exhibit 3.3 to the Company’s Form 10-K for the year-ended December 31, 2010 filed on May 30, 2012 (File No. 000-53989)).

4.1	Form of Unsecured Promissory Note (Incorporated by reference to Exhibit 4.1 to the Company’s Form 10-K for the year ended December 31, 2010 filed on May 30, 2012 (File No. 000-53989)).

14.1	Code of Ethics.

21.1	Subsidiaries of the Company.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32. 1	Section 906 Certifications.

101

The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of stockholders’ equity, (v) consolidated statements of cash flows, and (vi) notes to the condensed consolidated financial statements. *

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files submitted under Exhibit 101.1 are not deemed “filed” for purposes of Section 18 of the Securities Act of 1934, or otherwise subject to the liability of that section.  Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1934.